Form 10-K
period 2025-03-31
UY Scuti Acquisition Corp.
filed 2025-07-11
CIK 2036973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-42577

UY Scuti Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 E. Broadway, Suite 603 New York, New York	10002
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 947-0514

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.0001 par value, and one right	UYSCU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.0001 par value	UYSC	The Nasdaq Stock Market LLC
Rights to receive one-fifth (1/5th) of one Ordinary Share	UYSCR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The registrant was not a public company on September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on The Nasdaq Capital Market on March 31, 2025 and the registrant’s ordinary shares began separate trading on the Nasdaq Capital Market on May 27, 2025. The aggregate market value of the registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, on May 27, 2025, computed by reference to the closing price for the ordinary shares of the registrant on such date, as reported on the Nasdaq Capital Market, was $58,707,500.

As of June 26, 2025, assuming all units have been separated, the Registrant had 7,658,348 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“Amended and Restated Memorandum and Articles of Association” are to our second amended and restated memorandum and articles of association in effect as amended and/or restated from time to time;

●	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;

●	“founder shares” are to the 1,437,500 ordinary shares initially purchased by our sponsor in a private placement purchase prior to the initial public offering;

●	“initial shareholders” are to the holders of our founder shares prior to the initial public offering;

●	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the registration statement of which the prospectus formed a part;

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our ordinary shares, par value $0.0001 per share, which include the public shares as well as the private placement shares;

●	“private placement rights” are to the rights underlying the private placement units;

●	“private placement shares” are to the ordinary shares underlying the private placement units;

●	“private placement units” are to the units issued to our sponsor and/or its designees in a private placement simultaneously with the closing of the initial public offering;

●	“public rights” are to the rights sold as part of the units in the initial public offering (whether they are subscribed for in the initial public offering or acquired in the open market);

●	“public shares” are to our ordinary shares offered as part of the units in the initial public offering (whether they are subscribed for in the initial public offering or acquired thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“rights” are to our rights, which include the public rights as well as the private placement rights to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees;

●	“sponsor” is to UY Scuti Investments Limited, a British Virgin Islands company. Sponsor is controlled by Guojian Zhang; and

●	“we,” “us,” “company,” or “our company” are to UY Scuti Acquisition Corp., a Cayman Islands exempted company.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following the IPO.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. BUSINESS

General

We are a blank check company originally formed as a Cayman Islands exempted company on January 18, 2024, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. The Company has not commenced any operations nor generated any revenues to date. All activity for the period from January 18, 2024 (inception) through March 31, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) described below, and since the Initial Public Offering to its search for an initial business combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is UY Scuti Investments Limited, a British Virgin Islands company, which was recently formed to invest in our company. Although our sponsor is permitted to undertake any activities permitted under British Virgin Islands law and other applicable law, our sponsor’s business is focused on investing in our company. Although each of our officers and directors is a shareholder of our sponsor; only Mr. Guojian Zhang, the sole director of our sponsor, holds voting securities in our sponsor and has the power to vote or dispose of the securities. On August 2, 2024, our sponsor purchased an aggregate of 1,725,000 ordinary shares (“Founder Shares”) (up to 225,000 of which were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ option to purchase additional units is exercised) for an aggregate purchase price of $25,000, or approximately $0.02 per share. Due to a reduction in the offering size, we subsequently entered into an amended securities subscription agreement with our sponsor pursuant to which 287,500 Founder Shares were cancelled such that our sponsor now owns an aggregate of 1,437,500 Founder Shares, of which, up to 187,500 shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. As the over-allotment option was exercised in full, none of the Founder Shares were forfeited.

In three closings on April 1, 2025, April 7, 2025, and April 9, 2025, the Company sold an aggregate 5,750,000 Units at a price of $10.00 per Unit for a total of $57,500,000 (including 750,000 Units from the exercise of the underwriters’ over-allotment option) (the “Units”). Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive one-fifth (1/5th) of one ordinary share upon the consummation of the Company’s initial business combination. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 240,848 Units (the “Placement Units”), each Placement Unit consisting of one ordinary share and one right to receive one-fifth (1/5th) of one ordinary share, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $2,408,480. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the private placement, totaling $57,500,000 in the aggregate, were placed in a trust account with Continental Stock Transfer & Trust Company established for the benefit of the Company’s public shareholders. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, if any, or upon the redemption by public shareholders of ordinary shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding ordinary shares issued by the Company in the Initial Public Offering if the Company does not consummate an initial business combination within a maximum of 12 months after the closing of the Initial Public Offering or up to 18 months from the closing of the IPO if we extend the period of time within which to consummate our initial business combination, as discussed in greater detail below. We presently have no revenue and have had losses since the inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On May 27, 2025, holders of the Company’s Units could elect to separately trade the ordinary shares and rights included in its Units. The ordinary shares and rights are expected to trade on the Nasdaq Capital Market (“Nasdaq”) under the symbols “UYSC” and “UYSCR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “UYSCU.” Holders of units will need to have their brokers contact the Company’s transfer agent in order to separate the holders’ Units into ordinary shares and rights.

The funds in the trust account will be (i) invested only in cash or U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest-bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned in the trust account (which interest shall be net of permitted withdrawals), if any, to complete our initial business combination.

Business Strategy

Our efforts in identifying prospective target businesses will not be limited to a particular geographic region. To date, our efforts have been limited to organizational activities as well as activities related to the offer. None of our officers, directors, promoter or other affiliates has engaged in any substantive discussion on our behalf with representatives of other companies regarding the possibility of a potential business combination with us. We may pursue an initial business combination in any business or industry but expect to focus on a target in an industry where we believe our management team and Founder’s expertise will provide us with a competitive advantage.

We will seek to capitalize on the strength of our management team. Our team consists of experienced professionals and senior operating executives. Collectively, our officers and directors have decades of experience in operating companies. We believe we will benefit from their accomplishments, and specifically their current and recent activities with companies in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination.

We believe that the members of our management team and board of directors have valuable and applicable experience for sourcing and analyzing potential acquisition candidates across various industries and on an international basis based upon their professional experience. Jialuan Ma has served as an independent director on the board of directors of Qomolangma Acquisition Corp. (ticker: QOMO) since August 2021 and serves as the chairman of the audit committee, compensation committee and nominating committee. On October 4, 2022, QOMO consummated its initial public offering of 5,000,000 units for total proceeds of $52.73 million. As of January 3, 2025, the closing price of QOMO was $11.55. However, QOMO received a notification from Nasdaq on November 13, 2024 in connection with the delisting of its shares from Nasdaq, following which QOMO submitted a response on January 3, 2025 notifying Nasdaq that it will seek the voluntary delisting of it shares. On January 6, 2025, QOMO issued a press release to announce the notice to Nasdaq and that it will redeem all of its outstanding public shares of common stock effective as of December 27, 2024 and is in the process of winding up. On February 3, 2025, QOMO filed a Form 15 with the SEC to terminate the registration of its securities under the Securities Exchange Act of 1934. Sze Wai Lee has served as an independent director on the board of directors of Plutonian Acquisition Corp. (ticker: PLTN) from February 2022 to June 2024. He also served as the chairman of the audit committee. On November 15, 2022, PLTN consummated its initial public offering of 5,750,000 units for total proceeds of $57.5 million. On October 9, 2023, Plutonian entered into an Agreement and Plan of Merger with Big Tree Cloud Holdings Limited (ticker: DSY), which transaction closed on June 6, 2024 with a redemption rate of 99.7%. The transaction consideration was $500 million. As of January 3, 2025, the closing price of the ordinary shares of Big Tree Cloud Holdings Limited was $3.89. As our management and directors are not involved in the SPACs that are actively seeking for targets, we believe their fiduciary duties or contractual obligations with other SPAC companies will not materially affect our ability to complete our initial business combination.

Investment Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Middle-Market Growth Business. We will primarily seek to acquire one or more growth businesses with a total enterprise value of between $200,000,000 and $400,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Strong Management Teams with a Proven Track Record. We intend to seek candidates who have strong management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will seek to partner with potential target’s management team and expect that the operating and financial abilities of our management and board will help a potential target company to unlock opportunities for future growth and enhanced profitability.

●	Business with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Companies with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our business combination, which, as discussed in this annual report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the United States Securities and Exchange Commission, or the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Sourcing of Potential Business Combination Targets

Our management team has developed a broad network of contacts and corporate relationships. We believe that the network of contacts and relationships of our management team and our sponsor will provide us with an important source of business combination opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, private equity firms, consultants, accounting firms and business enterprises. We are not prohibited from pursuing a business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. However, we will not consider or undertake an initial business combination with any target company the financial statements of which are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own our ordinary shares and/or private placement units following the initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

However, based on the existing relationships of our sponsor and our directors and officers, the fact that we may consummate a business combination with a target in a wide range of industries, as well as the experiences of certain of our directors and officers and affiliates of our sponsor with the prior SPACs, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. In addition, because we may consummate a business combination with a target in a broad array of industries, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our ordinary shares (or shares of a new holding company) or for a combination of our ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering process, there are additional expenses incurred in marketing, roadshow and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have negative view of us since we are a blank check company without an operating history and there is uncertainty relating to our ability to seek shareholder approval of any proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

Financial Position

As we consummated our initial public offering on April 1, 2025, as of March 31, 2025, we had $nil in investments held in the trust account. Following the closing of our initial public offering, we had approximately $57,500,000 in investments held in the trust account assuming no redemptions and before fees and expenses associated with our initial business combination. With funds available for a business combination in trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Additionally, because we are a public company or because a target business may be an attractive investment opportunity for third parties or be financially financeable through a third-party traditional lender, we may be able to obtain additional financing from third parties in financing to satisfy cash needs of any target and its shareholders. Because we are able to complete our initial business combination using our cash, debt or equity securities, or additional financings or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business and its shareholders to fit their needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Initial Business Combination

We are not presently engaged in, and we will not engage in any operations for an indefinite period of time following the initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a meeting of our shareholders called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under the law of the Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We will have 12 months from the closing of the initial public offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two (2) times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our memorandum and articles of association and the trust agreement we have entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 (approximately $0.10 per public share) per each three-month extension, up to an aggregate of $1,150,000, or $0.20 per public share (for the up to six months’ extension period), on or prior to the date of the applicable deadline, for each extension. In connection with any possible business combination, we may require that the target (or affiliates of any such target) provide an advance of funds (whether as a loan or other arrangement) to pay for any additional extension costs. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

Our sponsor may extend the time frame for the company to complete a business combination beyond the initial 12-month period, up to an additional six (6) months for a total of eighteen (18) months from the closing of the initial public offering to complete a business combination by depositing the required amount of funds for each three (3) month extension. Holders of our securities will not have to right to approve or disapprove any of the two three-month extensions. Further, holders of our securities will not have the right to seek or obtain redemption in connection with any extension of the time frame to complete a business combination. In addition, if we are unable to complete an initial business combination within 12 months from the closing of the initial public offering (or up to 18 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in this annual report), we will be unable to repay any loans including the loans from our sponsor, reimburse out-of-pocket expenses and make payments for rent and administrative services or expenses incurred in connection with pursuing an initial business combination, except to the extent of the limited funds available outside of the trust account, which could create a material conflict of interest in evaluating a potential initial business combination. If we are unable to complete our initial business combination within 12 months from the closing of the initial public offering (or up to 18 months from the closing of the initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this annual report), or by such earlier liquidation date as our board of directors may approve, the founder shares, private units, private shares and private rights will be worthless, except to the extent they receive liquidating distributions from assets outside the trust account.

Any such payments from our sponsor to extend the time frame would be made in the form of a loan from our sponsor to the company. The final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination. If we complete our initial business combination, we would expect to repay such loaned amounts out of the proceeds of the trust account released to us following any redemptions of our public shares or from funds which may be raised in any subsequent capital financing transaction which may be undertaken in connection with the completion of a business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Selection of a Target Business and Structuring of Our Initial Business Combination

The NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any income taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. If we are delisted from NASDAQ prior to completion of the business combination, the NASDAQ 80% requirement would no longer be applicable.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or a portion of the assets of the target business or businesses. We may acquire a business line, division or subsidiary or stand-alone assets that could allow us to constitute an operating business. The determination of whether or not to acquire less than 100% of the equity interests or assets will be dependent upon numerous factors, including satisfaction certain objectives of the target management team or target’s shareholders, the costs of any such proposed acquisition, our ability to constitute a viable business from any such assets, legal issues involving assignments of contracts or intellectual property assets, or for other reasons, many of which we cannot determine at this time and will be contingent upon negotiations with prospective targets. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete a business combination for equity interests if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target or in the event of an acquisition of assets, an acquisition which results in an operating business line, sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. In considering an asset transaction, we would acquire such assets only if we could constitute from such assets a stand-alone operating business. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of Nasdaq net assets test. If our initial business combination involves more than one target business or assets from different business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement units following the initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within 12 months or up to 18 months from the closing of the initial public offering, or by such earlier liquidation date as our board of directors may approve, the founder shares and private placement units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares out side of the redemption offer in compliance with the conditions set forth in SEC Tender Offer Rules and Schedules Compliance and Disclosure Interpretation 166.01 in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such transactions could be to (i) increase the likelihood of obtaining shareholder approval of the business combination, or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Our management team, sponsor or any of their respective affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our management team, sponsor or any of their respective affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our management team, sponsor or any of their respective affiliates may purchase shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our management team, sponsor or any of their respective affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our management team, sponsor or any of their respective affiliates would not be voted in favor of approving the business combination transaction;

●	our management team, sponsor or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our management team, sponsor or any of their respective affiliates, along with the purchase price;

●	the purpose of the purchases by our management team, sponsor or any of their respective affiliates;

●	the impact, if any, of the purchases by our management team, sponsor or any of their respective affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our management team, sponsor or any of their respective affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our management team, sponsor or any of their respective affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.”

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares are not subject to reduction by deferred underwriting commissions. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. Shareholders will not be granted any right to redeem their securities in connection with any decision by us to extend the time frame to complete a business combination from 12 months to up to 18 months.

The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulates issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares and representative shares, we would need 1,920,827, or 33.4%, of the 5,750,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming that only the holders of a majority of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the Company, we will only need 6,240 of the public shares sold in the IPO in addition to our founder shares and representative shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. These quorum and voting thresholds and the agreement of our initial shareholders may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent that any such affiliate acquires public shares in the IPO or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares. If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only 12 months from the closing of this offering or up to 18 months from the closing of this offering if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report, to complete our initial business combination. If we are unable to complete our initial business combination within such 12-month period (or up to an 18-month time period if we extend the period of time to consummate a business combination), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest  (less up to $100,000 of interest to pay dissolution expenses and net of income taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the 12-month (or up to 18-month if we extend the period of time to consummate a business combination) time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers and directors acquires public shares after the Initial Public Offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of liquidation, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of liquidation, to the extent that there is any interest accrued in the trust account not required to pay income taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 (subject to increase of up to an additional $0.20 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this Annual Report). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the Prescribed Time Frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of costs and expenses incurred in connection with our liquidation, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of costs and expenses incurred in connection with our liquidation, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Prescribed Time Frame or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the Prescribed Time Frame, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to the IPO that applies to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of income taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within the Prescribed Time Frame, as described in more detail in this Annual Report), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provides that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 39 E Broadway, Suite 603, New York, NY 10002. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Corporate Information

We are a Cayman Islands exempted company incorporated on January 18, 2024. Our executive offices are located at 39 E Broadway, Suite 603, New York, NY 10002, and our telephone number is (412)-947-0514.

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet Website is located at http://www.sec.gov. In addition, we will provide copies of these documents by contacting us at the address, telephone number or facsimile number as described above.

Periodic Reporting and Financial Information

We have registered our units, ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the Prescribed Time Frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending March 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an “emerging growth company,” will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Potential Conflicts

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Enforcement of Civil Liabilities

Currently, the majority of our executive officers and directors either reside within China, are physically there for a significant portion of each year, and a majority of them are PRC nationals. Jialuan Ma, our Chief Executive Officer and Director, holds Chinese citizenship and resides in China; Shaokang Lu, our Chief Financial Officer, holds Chinese citizenship and resides in China; Jiawen Zhao, our Chief Investment Officer and Director, holds Chinese citizenship and resides in China; Sze Wai Lee, our Independent Director, holds Hong Kong citizenship and resides in China; Daniel John Paul Peart, our Independent Director, holds UK citizenship and resides in the UK; and Yan Liang, our Independent Director, holds Chinese citizenship and resides in China. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. In addition, there is uncertainty as to whether the courts of the Cayman Islands or the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state, or whether the courts of the Cayman Islands or the PRC would entertain original actions brought in the Cayman Islands or in the United States or any state in the United States against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States. In addition, there is uncertainty as to whether the courts of the Cayman Islands would, in original actions brought in the Cayman Islands, impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. Also, if we decide to consummate our initial business combination with a target business based in and primarily operating in China, it is possible that substantially all or a significant portion of combined company’s assets may be located outside of the United States and some of the combined company’s officers and directors may reside outside of the United States. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with effective service of process, it may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors.

PRC

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Hong Kong

There is also uncertainty as to whether the courts of Hong Kong would (1) recognize or enforce judgments of U.S. courts obtained against us or our directors or officers that are predicated upon the civil liability provisions of the federal securities laws of the United States or the securities laws of any state in the United States, or (2) entertain original actions brought in Hong Kong against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States.

In addition, judgments of United States courts will not be directly enforced in Hong Kong. There are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the United States. However, subject to certain conditions, including but not limited to when the judgment is for a definite sum of money in a civil matter and not in respect of taxes, fines, penalties or similar charges, the judgment is final and conclusive rendered by a court with jurisdiction to adjudicate the matter and has not been stayed or satisfied in full, the judgment is from a competent court, the judgment was not obtained by fraud, misrepresentation or mistake nor obtained in proceedings which contravenes the rules of natural justice and the enforcement of the judgment is not contrary to public policy in Hong Kong, Hong Kong courts may accept such judgment obtained from a United States court as a debt due under the rules of common law. However, a separate legal action for debt must be commenced in Hong Kong in order to recover such debt from the judgment debtor.

Potential Legal and Operational Risks Associated with Acquiring a Company that does Business in China

Although we do not have any PRC subsidiary or China operations, a majority of our executive officers and directors are located in, or have significant ties to, China, which may make us a less attractive partner to potential target companies outside the PRC than a non-PRC related SPAC. As a result, we are more likely to acquire a company based in China through subsidiaries and VIEs in an initial business combination. If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company may face various legal and operational risks and uncertainties after the business combination. In order to reduce or limit such risks, we will not consider or undertake an initial business combination with any company which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years. Accordingly, this may limit the pool of acquisition candidates we may acquire in China due in part to PRC laws and regulations against foreign ownership and investment in certain assets and industries, known as restricted industries, including, but not limited to, value added telecommunications services (except for e-commerce, domestic multiparty communications, store-and-forward services and call centers). Further, due to (i) the risks associated with acquiring and operating a business in the PRC and/or Hong Kong and (ii) the fact that a majority of our executive officers and directors are located in or have significant ties to China, it may make a us a less attractive partner to certain potential target businesses as mentioned earlier.

In the event that we determine to pursue a business combination with a target company based in China or Hong Kong, we may become subject to legal and operational risks because our sponsor operates in China and our executive officers and directors are located in or have significant ties to China resulting from PRC laws and regulations that are sometimes vague and uncertain, and which may therefore, present risks that may result in a material change in the target company’s principal operations in China, significant depreciation of the value of the combined company’s securities, or materially hinder or prevent the offering of securities by the combined company to investors and cause the value of such securities to significantly decline or be worthless. While our officers and directors are not required to obtain permissions or approvals from PRC government authorities to search for a target company, the PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy, as well as the potential lack of PCAOB inspection of its auditors or the auditors of the target business. In addition, the combined company may be subject to legal and operational risks associated with having substantially all of its operations in China, including risks related to the legal, political and economic polies of the Chines government, the relations between China and the United States, or PRC or United States regulations, which risks could have a material adverse effect on the combined company’s operations and the value of the securities of the combined company.

Potential Approvals from the PRC Governmental Authorities for a Business Combination

We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. Though we currently do not have any PRC subsidiary or China operations, we may consummate our initial business combination with a target with principal operations in China.

The PRC government has recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding its efforts in anti-monopoly enforcement. For example, according to the New Measures effective on February 15, 2022, network platform operators with personal information of more than one million users must apply for cyber security review to the Cyber Security Review Office when they go public abroad, and accordingly these companies may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. If we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, and cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations as the government deems appropriate to further regulatory, political and societal goals. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in China, result in material changes in the combined company’s post-combination operations and cause the value of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which took effect on March 31, 2023. The Trial Administrative Measures further clarified and emphasized several aspects, including: (i) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Administrative Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies, and b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (ii) exemptions from immediate filing requirements for issuers that a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Administrative Measures, and b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (iii) a negative list of types of issuers banned from listing overseas, such as issuers under investigation for bribery and corruption; (iv) regulation of issuers in specific industries; (v) issuers’ compliance with national security measures and the personal data protection laws; and (vi) certain other matters such as: an issuer must file with the CSRC within three business days after it submits an application for initial public offering to competent overseas regulators; and subsequent reports shall be filed with the CSRC on material events, including change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor, i.e., the offshore special purpose vehicle, of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by an offshore special purpose vehicle of the assets of a “PRC domestic company.” Neither the equity deals or the asset deals will be involved in our business combination process with a China-based target for the reason that the offshore special purpose vehicle of such China-based target directly holds shares through the wholly foreign owned enterprise(s) or WFOE, which are established by means of direct investment rather than by equity deals or asset deals under the M&A Rules. To date, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the indirect listing of a China-based entity as part of the business combination are subject to the CSRC approval procedures under the M&A Rules. As a result, based on our management’s understanding of the current PRC laws, rules, regulations and local market practices, the CSRC’s approval under the M&A Rules will not be required in the context of our business combination with a China-based target. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles and the above analysis are subject to any new laws, rules and regulations or detailed implementation and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do. It is possible that we may need to obtain approvals or permissions from CSRC in order for us to complete a business combination with a China-based target pursuant to the M&A Rules. If we are required to obtain such approvals, we cannot assure we will be able to receive them in a timely manner, or at all.

In addition, on December 24, 2021, the CSRC released for public comments Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Draft Rules”). The Draft Rules, if declared into effect, will implement a new regulatory framework requiring Chinese businesses to file with CSRC when pursuing overseas listings. The Draft Rules propose a new filing system for all Chinese companies (including the VIE-structured companies) that are pursuing listings outside mainland China. An overseas listing is required to be filed with CSRC within three working days (i) following the submission of IPO application in the case of an IPO (or similar application in the case of a dual listing on another market), or (ii) following the submission of offering/registration applications (or following the first announcement of the transaction, as applicable) in the case of a SPAC listing or “back-door” listing. It is our management’s understanding that the Draft Rules, if enacted as it is, will subject a China-based target to the new filing system if we decide to consummate our initial business combination with such target. The China-based target and the combined company may be subject to additional compliance requirements in the future if a final rule is adopted with material changes from the Draft Rules. Though we believe that none of the situations that would clearly prohibit overseas listing and offering applies to us, we cannot assure you that we will be able to receive clearance of such filing requirements in a timely manner, or at all.

On December 27, 2021, the National Development and Reform Commission (the “NDRC”) and the Ministry of Commerce (the “MOFCOM”) promulgated Special Administrative Measures (Negative List) for the Access of Foreign Investment (2021 Version), effective as of January 1, 2022 (the “Negative List”). Compared to the previous version, there are no specific industries added to the list but, for the first time, it declares China’s jurisdiction over (and detailed regulatory requirements on) overseas listings made by Chinese businesses in the so-called “Prohibited Industries.” According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors. The intended scope of such jurisdiction was further clarified by NDRC officials on a press conference held on January 18, 2022.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law (the “Opinions”), which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies.

Uncertainties still exist as to how the M&A Rules could be interpreted or implemented in the future, and the Opinions stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

Furthermore, pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (the “CAC”). In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amends the Measures for Cybersecurity Review (Draft Revision for Comments) (the “Draft Measures”) released on July 10, 2021 and came into effect on February 15, 2022. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which is to take effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in China involves collecting and retaining internal or customer data, it is our management’s understanding that such target business might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL as discussed above, and that such target business needs to go through the cybersecurity review process before effecting a business combination if it is deemed as a critical information infrastructure operator purchasing internet products and services that affects or may affect national security, a network platform operator that affect or may affect national security, or a network platform operator with personal information of more than one million users. Since the New Measures is new, the implementation and interpretation thereof are not yet clear.

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or completely investigate registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On December 15, 2022, the PCAOB announced that PCAOB has secured complete access to inspect and investigate public accounting firms headquartered in mainland China and Hong Kong, and vacated previous determinations to the contrary. However, uncertainties exist with respect to the implementation of this framework and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Protocol. Should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access — in any way and at any point in the future — the Board of the PCAOB will act immediately to consider the need to issue a new determination. Our auditor, Audit Alliance LLP, headquartered in Singapore, is an independent registered public accounting firm with the PCAOB and has been inspected by the PCAOB on a regular basis. Audit Alliance LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve the preparation of the initial public offering and searching for targets and consummating a business combination following the initial public offering.

In addition, we will affirmatively exclude any target company the financial statements of which are audited by an accounting firm that the PCAOB has been unable to inspect for two consecutive years at the time of our business combination. Notwithstanding the foregoing, in the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, under the HFCAA. On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market. If the combined company’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of the securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

No PRC legal counsel has been retained for purpose of the initial public offering and consequently the company did not rely on the advice of PRC counsel. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. If we engage in our business combination process with a China-based target, we expect to retain legal experts in the PRC and the U.S. that are experienced with structuring offshore transactions with U.S. public companies. Additionally, we expect that the PRC legal expert will advise us and provide its opinion of counsel relating to the approvals from the PRC Governmental Authorities for the business combination and we cannot assure you that the PRC legal counsel will reach the same conclusion as our management’s assessment above. We plan to consult with PRC government officials when possible to assist us with complying with these structuring considerations and changing developments.

Transfer of Cash to and from Our Post-Combination Organization If We Acquire a Company Based in China (Post-Business Combination)

We are a blank check company with no subsidiaries and no operations of our own except organizational activities, the preparation of the initial public offering and, following the closing of the initial public offering, searching for a suitable target to consummate an initial business combination. As of the date of this annual report, no transfers, dividends, or distribution have been made by us.

If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company whose securities will be listed on a U.S. stock exchange may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations. After the business combination, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. A PRC company is required to set aside at least 10% of its after-tax profits each year to fund certain statutory reserve funds (up to an aggregate amount equal to half of its registered capital). As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service-related foreign exchange transactions, can be made without prior approval from State Administration of Foreign Exchange (the “SAFE”) or its local branches. However, where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of Renminbi into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the remittance of dividends outside of the PRC.

Furthermore, the transfer of funds among the PRC subsidiaries are subject to the Provisions of the Supreme People’s Court on Several Issues Concerning the Application of Law in the Trial of Private Lending Cases (2020 Revision, the “Provisions on Private Lending Cases”), which was issued by the Supreme People’s Court of the People’s Republic of China on August 25, 2015 and amended on August 19, 2020 and December 29, 2020, respectively, to regulate the financing activities between natural persons, legal persons and unincorporated organizations. The Provisions on Private Lending Cases do not apply to the disputes arising from relevant financial services such as loan disbursement by financial institutions and their branches established upon approval by the financial regulatory authorities to engage in lending business. The Provisions on Private Lending Cases set forth that private lending contracts will be deemed invalid under the circumstance that (i) the lender swindles loans from financial institutions for relending; (ii) the lender relends the funds obtained by means of a loan from another profit-making legal person, raising funds from its employees, or illegally taking deposits from the public; (iii) the lender who has not obtained the lending qualification according to the law lends money to any unspecified object of the society for the purpose of making profits; (iv) the lender lends funds to a borrower when the lender knows or should have known that the borrower intended to use the borrowed funds for illegal or criminal purposes; (v) the lending is violations of public orders or good morals; or (vi) the lending violates mandatory provisions of laws or administrative regulations. The Provisions on Private Lending Cases set forth that the People’s Court shall support the interest rates not exceeding four times of the market interest rate quoted for one-year loan at the time the private lending contracts were entered into. It is our management’s understanding that the Provisions on Private Lending Cases does not prohibit using cash generated from one subsidiary to fund another subsidiary’s operations. We have not been notified of any other restriction which could limit our PRC subsidiaries’ ability to transfer cash between subsidiaries.

Corporate Information

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c)in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the end of that year’s second fiscal quarter.

We are a Cayman Islands exempted company incorporated on January 18, 2024. Our executive offices are located at 39 E Broadway, Suite 603, New York, NY 10002.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. This summary only highlights the more detailed information appearing elsewhere in this annual report. You should read this entire annual report carefully, including the information under “Risk Factors” and our financial statements and the related notes included elsewhere in this annual report, before investing.

General Risks to Investing in a SPAC entity and Completing a Business Combination

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination;

●	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	The fact that our sponsor has substantial ties with a non-U.S. person could impact our ability to complete our initial business combination;

●	A majority of our executive officers and directors being located in or having significant ties to China, it may subject us to further risks;

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination;

●	If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

●	Our sponsor has the right to extend the term we have to consummate our initial business combination, without providing our shareholders with redemption rights;

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination;

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target;
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our rights will expire worthless;

●	Our letter agreement with our sponsor, directors and officers may be amended without shareholder approval;

●	We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination, which may deprive us of key personnel;

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares;

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed;

●	NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions or reduce protections under NASDAQ rules available to them;

●	You will not be entitled to protections normally afforded to investors of many other blank check companies;

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares;

●	If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our rights will expire worthless;

●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 12 months (or up to 18 months from the closing of the initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this annual report), we may be unable to complete our initial business combination;

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share;
●	If we are unable to consummate our initial business combination within 12 months (or up to 18 months from the closing of the initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this annual report) of the closing of the initial public offering, our public shareholders may be forced to wait beyond such 12 months (or up to 18 months) before redemption from our trust account;

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares;

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

General Risks to Investing in a SPAC entity and Completing a Business Combination

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were incorporated in 2024 under the laws of the Cayman Islands and did not commence operations until completing our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We currently have no arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms.

Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

The fact that our sponsor has substantial ties with a non-U.S. person could impact our ability to complete our initial business combination.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government agency such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our sponsor, UY Scuti Investments Limited, a British Virgin Islands company, is controlled by Mr. Guojian Zhang, a non-US person. Our sponsor currently owns approximately 21.92% of our outstanding shares following our initial public offering. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our initial business combination with any potential target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete its initial business combination (12 months, or up to 18 months, if we extend the time to complete a business combination), our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive the cash held in the trust account, and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

A majority of our executive officers and directors being located in or having significant ties to China may subject us to further risks.

Jialuan Ma, our Chief Executive Officer and Director, holds Chinese citizenship and resides in China; Shaokang Lu, our Chief Financial Officer, holds Chinese citizenship and resides in China; Jiawen Zhao, our Chief Investment Officer and Director, holds Chinese citizenship and resides in China; Sze Wai Lee, our Independent Director, holds Hong Kong citizenship and resides in China; Daniel John Paul Peart, our Independent Director, holds UK citizenship and resides in the UK; and Yan Liang, our Independent Director, holds Chinese citizenship and resides in China. Because a majority of our executive officers have significant ties to China and/or are located in China, if we are mistaken about the application of certain laws or regulations in China, or if the current interpretation by China should change, we and our investors may be subject to the following risks:

●	the relevant PRC governmental authorities, including the CSRC, may not reach the same conclusion as us about the application of current PRC laws and regulations, or that the CSRC or any other PRC governmental authorities would not promulgate new rules or new interpretations of current rules which would require us to obtain CSRC or other PRC governmental approvals for a securities offering and if the CSRC or another PRC governmental authority subsequently determines that its approval is needed for an offering, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities;

●	uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to our shareholders and us; and

●	any actions by the Chinese government, including any regulatory or other action or decision to intervene or influence our operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may result in a material change to our operations, affect the liquidity of our securities by limiting or completely preventing us from offering or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of March 31, 2025, we had $17,221 in cash and cash equivalents, a working capital deficit of $138,268 and shareholders’ deficit of $163,268. For the fiscal year ended March 31, 2025, we had a net loss of $156,520 and negative cash flow of $203,779 in operating activities. Further, we expect to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law, the Amended and Restated Memorandum and Articles of Association, or the rules of the NASDAQ, or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or NASDAQ rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our sponsor currently owns approximately 21.92% of our issued and outstanding ordinary shares and we expect it to maintain that percentage interest at the time of any such shareholder vote. As a result, in addition to our initial shareholder’s founder shares and the Representative Shares, we would need only 1,920,827, or approximately 33.4%, of the 5,750,000 public shares sold in our IPO to be voted in favor of a transaction (assuming all outstanding shares are eligible to vote and are voted) in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders. Further, assuming that only the holders of a simple majority of our issued and outstanding ordinary shares vote their shares at a general meeting of the company, representing a quorum under our amended and restated memorandum and articles of association, we will only need 6,240 public shares sold in our IPO to be voted in favor of a transaction in addition to our initial shares and Representative Shares to be voted in favor of an initial business combination in order to approve an initial business combination.

Our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the date of this Annual Report, our initial shareholders own shares representing approximately 22% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. In addition, we may not hold an annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors, who were elected by our initial shareholders, will continue in office until at least the completion of the initial business combination.

Our sponsor has the right to extend the term we have to consummate our initial business combination, without providing our shareholders with redemption rights.

We have until 12 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate a business combination up to two (2) times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the deposit of additional funds into the trust account by our sponsor or its affiliates or designees. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for us to consummate our initial business combination to be extended, our sponsors, or its affiliates or designees, must deposit into the trust account $575,000 (approximately $0.10 per public share) per three-month extension, up to an aggregate of $1,150,000, or $0.20 per public share (for the up to six months’ extension period), on or prior to the date of the applicable deadline, for each extension.

Any such payments would be made in the form of a non-interest-bearing loan from our sponsor or its affiliates or designees and would be repaid, if at all, from funds released to us upon completion of our initial business combination. The obligation to repay any such loans may reduce the amount available to us to pay as purchase price in our initial business combination, and/or may reduce the amount of funds available to the combined company following the initial business combination. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s shareholders and shareholders have the right to redeem their public shares in connection with such vote, and which do not provide the sponsor with the right to loan funds to the company to fund extension payments.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board of Directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination. Similarly, in no event will we redeem our public shares in an amount that would cause our net tangible asset or cash requirement to be lower than any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets or cash requirement to be less than the amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In such circumstances, the probability that our initial business combination would be unsuccessful is increased. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our liquidation deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of income taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share (subject to increase of up to an additional $0.20 per share in the event that our sponsor elects to extend the period of time to consummate a business combination by the full six months).

Our letter agreement with our sponsor, directors and officers may be amended without shareholder approval.

Our letter agreement with our sponsor, directors and officers contains provisions relating to transfer restrictions of our founder shares, private placement units and restricted ordinary shares, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restrictions not to transfer the founder shares will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination, which may deprive us of key personnel.

While there is no current intention to do so, and the members of our management team and sponsor have not done so with any previously formed SPACs, we may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination. As a result, there is a risk that our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights will be worthless.

We will have until 12 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two (2) times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $575,000 (approximately $0.10 per public share) per three month extension, up to an aggregate of $1,150,000, or $0.20 per public share, on or prior to the date of the applicable deadline, for each extension. Any such payments would be made in the form of a loan made from our sponsor or its affiliates or designees to us. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated other than that any such loan would be interest free and not be repaid unless we consummate a business combination. Consequently, such loans might not be made on the terms described in the prospectus from our initial public offering. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. The Securities Act registration statement or proxy statement filed for the business combination transaction should disclose the possibility that our sponsor or its affiliates will purchase our securities outside the redemption process, along with the purpose of such purchases. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares in such transactions. The purpose of such purchases could be to (i) increase the likelihood of closing the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. To the extent that any public shares are purchased such purchases will be in compliance with all of the requirements set forth in Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC, including that such public shares will not be voted.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items: (i) the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price; (ii) the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates; (iii) the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved; (iv) the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and (v) the number of our securities for which we have received redemption requests pursuant to our redemption offer.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions or reduce protections under NASDAQ rules available to them.

Our units have been approved for listing on NASDAQ. Upon the date that our ordinary shares and rights began to trade separately, they were separately listed on NASDAQ. Although our securities are listed for trading on NASDAQ, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, following closing of our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements on a post-closing basis, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, after closing, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities prior to closing of any business combination, we and our investors could be subject to the following adverse consequences:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; and

●	the lack of protection afforded under NASDAQ rules that requires any business combination have a fair market value of at least 80% of the assets held in trust.

If NASDAQ delists our securities from trading on its exchange following the closing of our business combination and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units have been approved to be, and we expect that our ordinary shares and rights will be, listed on NASDAQ, our units, ordinary shares and rights will be covered securities. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,001 upon the successful completion of our IPO and the sale of the private placement units and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least the next 12 months (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 12 months (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of our IPO, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the next 12 months (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our rights will expire worthless. In such case, our public shareholders may only receive $10.00 per share, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our IPO and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our IPO and the sale of the private placement units and after payment of offering expenses, only approximately $500,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $500,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (or less in certain circumstances) on our redemption of our public shares, and our rights will expire worthless. In such case, our public shareholders may only receive $10.00 per share, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company, like us, and we may in the future be subject to a claim that we have been operating as an unregistered investment company. Since the assets in our trust account will be securities, there is nevertheless a risk that we could be considered to be operating as an unregistered investment company under the Investment Company Act. Notwithstanding our investing the proceeds of our IPO as discussed above, we may nonetheless be deemed to be subject to the Investment Company Act. If we are found to be an investment company under the Investment Company Act, we could be required to materially restructure our activities, wind down our operations, or register as an investment company under the Investment Company Act, which could have a material adverse effect on our business, financial condition and results of operations. Compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination, force us to abandon our efforts to complete an initial business combination or result in our liquidation. If we are unable to complete our initial business combination or are required to liquidate, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights will expire worthless. As a result, our public shareholders will lose the investment opportunity in a target company and any price appreciation in the combined company. While we do not believe that our anticipated principal activities will subject us to the Investment Company Act, if any facts and circumstances change over time which would materially impact the risk that we may be considered to be operating as an unregistered investment company, we will update our disclosure to reflect such changes.

The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the trust account as cash or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and working capital. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination.

As indicated above, we have 12 or if extended, up to 18 months from the closing of our IPO to consummate an initial business combination. It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from our IPO and private placement of units during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. Furthermore, the longer the funds are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, the greater the risk could be that we are considered an investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

If we are unable to consummate our initial business combination within 12 months (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination) of the closing of our IPO, our public shareholders may be forced to wait beyond such 12 months (or up to 18 months) before redemption from our trust account.

If we are unable to consummate our initial business combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination), we will distribute the aggregate amount then on deposit in the trust account (less the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 12 months (or up to 18 months) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator or a bankruptcy or other court could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. In connection with completion of any business combination, we would expect to hold an extraordinary general meeting of shareholders to obtain consent of our shareholders. Therefore, we may complete a business combination without holding an annual meeting of shareholders. There is no requirement under the Companies Act for us to hold annual or general meetings or appoint directors other than to ensure that the Company has at least one director at all times. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The Biden administration has proposed increasing the stock buyback tax rate from 1% to 4%; however, it is unclear whether such a change will be enacted and, if enacted, how soon it could take effect. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our ordinary shares (absent any regulations or other additional guidance that may be issued in the future).However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our ordinary shares (or other shares into which such ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

Except for income taxes, the proceeds placed in the trust account and the interest earned thereon are not intended to be used to pay for possible excise tax or any other fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the Inflation Reduction Act of 2022 on any redemptions or stock buybacks by the Company.

Risks Related to Acquiring or Operating Businesses in the PRC

We do not currently operate in the PRC. However, our sponsor and members of our Board of Directors and management have significant business ties to the People’s Republic of China (PRC) and certain members of our Board of Directors and management are based in or are residents of the PRC. We may consider a business combination with an entity or business with a physical presence or other significant ties to the People’s Republic of China which may subject the post business combination business to the laws, regulations and policies of the PRC. As a result, in the future we may be subject to risks related to the PRC as discussed below.

If we effect our initial business combination with a business located in the in the People’s Republic of China, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located in the PRC, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. We cannot assure you that we or the target business will be able to enforce any of its material agreements or that remedies will be adequate in this jurisdiction. In addition, to the extent that our target business’s material agreements are with governmental agencies in the PRC, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If we effect our initial business combination with a business located in the PRC, we may be subject to certain risks associated with acquiring and operating businesses in the PRC.

We may be subject to certain risks associated with acquiring and operating a business in the PRC in our search for a business combination and operation of any target business with which we ultimately consummate a business combination. First, certain rules and regulations concerning mergers and acquisitions by foreign investors in the PRC may make merger and acquisition activities by foreign investors more complex and time consuming, including, among others:

●	the requirement that the Ministry of Commerce of the PRC (the “MOFCOM”) be notified in certain circumstances in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise or the requirement that the antitrust enforcement agency of the State Council (currently the Antitrust Bureau of the State Administration for Market Regulation) be notified in advance of any concentration of undertaking if certain thresholds are triggered;

●	the authority of certain government agencies to have scrutiny over the economics of an acquisition transaction and requirement for consideration in a transaction to be paid within stated time limits; and

●	the requirement for mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns to be subject to strict review by the MOFCOM.

Complying with these and other requirements could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts, may delay or inhibit our ability to complete such transactions, which could affect our ability to acquire PRC-based businesses. A business combination we propose may not be able to be completed if the terms of the transaction do not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

In addition, the PRC currently prohibits and/or restricts foreign ownership in certain “restricted industries,” including but not limited to, for example, certain value added telecommunications services. There is no assurance that the PRC government will not apply restrictions in other industries. If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company may face various legal and operational risks and uncertainties after the business combination. As a result, the prohibitions and/or restrictions of foreign ownership in certain “restricted industries” may limit the pool of acquisition candidates we may acquire in China.

Although we do not currently operate in the PRC, our sponsor, and majority of our officers and directors currently are located in and/or have significant ties with the PRC, and the Chinese government could on that basis determine to intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our shares.

Based on our understanding of the current PRC laws and regulations, no prior permission is required under the rules and regulations from any PRC governmental authorities (including the CSRC) for consummating our IPO by our company, given that: (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like our IPO are subject to the M&A Rules; (b) our company is a blank check company newly incorporated in Cayman Islands rather than in China with its principal offices in New York, and (c) our sponsor is a newly incorporated company in the British Virgin Islands, rather than China, has its principal offices in the British Virgin Islands and currently, the sponsor conducts no business in China. However, there can be no assurance that the relevant PRC governmental authorities, including the CSRC, would reach the same conclusion as us, or that the CSRC or any other PRC governmental authorities would not promulgate new rules or new interpretations of current rules which would require us to obtain CSRC or other PRC governmental approvals for our IPO. If the CSRC or another PRC governmental authority subsequently determines that its approval is needed, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities. Moreover, in light of recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in companies that it determines are China-based issuers, if the PRC were to determine that because our sponsor is controlled by a person with significant ties to China that our company is a China-based issuer, any such determination could significantly limit or significantly hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Bureau of the State Administration for Market Regulation and other antitrust agencies. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the Rules of the State Council on Declaration Threshold for Concentration of Business Undertakings (as amended on September 18, 2018), pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means.

On June 24, 2022, the Decision of the Standing Committee of the National People’s Congress to Amend the Antitrust Law of the People’s Republic of China, or the “Decision to Amend the Antitrust Law,” was adopted and became effective on August 1, 2022. The Decision to Amend the Antitrust Law strengthens the regulation on the internet platforms, requiring that companies shall not use data and algorithms, technologies, capital advantages, platform rules and other means to engage in monopolistic conduct and also escalates the administrative penalties for monopolistic conduct and for the failure to notify the antitrust agencies on proposed transactions that will lead to concentration of businesses. The State Council Antitrust Enforcement Agency may order to reinstate the original status prior to the concentration and impose a fine on the operators. Since such provisions are relatively new, uncertain still remains as to the interpretation and implementation of such laws and regulations. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the Trust Account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our initial business combination period is within 12 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our initial business combination, within a maximum of 18 months from the closing of our Initial Public Offering, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within the time period provided for by our amended and restated memorandum and articles of association.

PRC laws and regulations governing our post-combination entity’s business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing the post-combination entity’s business and the enforcement and performance of its arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and the post-combination entity’s business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our post-combination entity’s business. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

From time to time, our post-combination entity may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection our post-combination entity enjoys than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we and our post-combination entity may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our post-combination entity’s ability to continue its operations.

The Chinese government may intervene in or influence a PRC company’s business operations at any time or exert more oversight and control over offerings conducted overseas and foreign investment in China-based issuers. This could result in a material change in a PRC company’s business operations post business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or be worthless.

The PRC regulatory authorities have in recent years strengthened the oversight on cybersecurity and data privacy. According to the institutional reform plan of the State Council approved by the National People’s Congress on March 10, 2023, the National Data Bureau will be established under the administration of the NDRC. The National Data Bureau will be responsible for, among other things, advancing the development of data-related fundamental institutions, coordinating the integration, sharing, development and application of data resources, and pushing forward the planning and building of a digital China, the digital economy and a digital society. On November 14, 2021, the CAC publicly solicited opinion on the Regulation on Network Data Security Management (Consultation Draft), which stipulated that data processors that undertake data processing activities using internet networks within China are required to apply for cybersecurity review if it conducts data processing activities that will or may have an impact on China’s national security. The review is mandatory if the data processor controls more than 1 million users’ personal information and intends to be listed in a foreign country, or if the data processor seeks to be listed in Hong Kong. As of the date of this Annual Report, the Draft Regulation on Network Data Security Management has not been formally adopted. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, implemented the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect China’s national security, are required to conduct a cybersecurity review. Operators, including operators of critical information infrastructure and data processors, who control more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

On June 10, 2021, the Standing Committee of the PRC National People’s Congress (the “SCNPC”), promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the SCNPC adopted the Personal Information Protection Law, which took effect as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the responsibilities for collection, processing, and use of personal information.

Because laws, regulations, or policies in the PRC could change rapidly in the future, any future action by the PRC government expanding the categories of industries, persons and companies whose foreign securities offerings are subject to review by the China Securities Regulatory Commission (the “CSRC”) or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. Since none of our officers and directors has engaged in data activities or the processing of personal information in China, we believe our officers and directors are in full compliance with the regulations and policies that have been issued by the CAC to date.

Even if we do not undertake an initial business combination with any entity that is based or located in or that conducts its principal business operations in China (including Hong Kong and Macau), our potential target may, or its customers, vendors or business partners may, collect or generate data in China. Given that the PRC authorities have significant discretion in interpreting and applying the relevant cybersecurity and data laws and regulations, there is a risk that any potential target business of ours may be subject to cybersecurity review or other regulatory actions even though it is not based or located in and does not conduct its principal business operations in China; and in the event of such a review, our consummation of a business combination could be materially delayed. To avoid such risk, we may avoid completing an initial business combination with such a target business and instead pursue other opportunities, which may limit the pool of attractive targets. As a result, our search for a target company may be adversely affected.

If we successfully consummate a business combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations.

In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Each of our PRC subsidiaries as a foreign invested enterprise, is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at its discretion. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

In addition, the PRC Enterprise Income Tax Law (the “PRC EIT Law”) and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

Any actions by the Chinese government, including any decision to intervene or influence the operations of us or any future PRC subsidiary at any time or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to our search of any target company in China and globally, and the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

As a blank check company with no material operations of our own, we conduct our operations through our sponsor and majority of our executive officers and directors who are located in or have significant ties to the PRC. Therefore, we are subject to the risks of uncertainty in the interpretation and enforcement of laws and regulations in PRC.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The ability of our future subsidiary to operate in China may be impaired by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, foreign investment limitations, and other matters. The central or local governments of China may at any time impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our PRC subsidiary a compliance with such regulations or interpretations. As such, any future PRC subsidiary may be subject to various government and regulatory interference in the provinces in which they operate. They could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. They may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Even though we do not believe we need to obtain any approval or permission from relevant government agencies in order for us or our officers and directors to conduct search of target in China and globally, it is uncertain when and whether we will be required to obtain such permission in the future.

Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Our search of any target company in China and globally, and the operations following a business combination with a PRC entity could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, particularly in the event permission to list on U.S. exchanges may be later required, or withheld or rescinded once given.

Accordingly, government actions in the future, including any decision to intervene or influence our search of any target company in China and globally, and the operations of any future PRC subsidiary at any time or to exert control over an offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to our operation or the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and/or may cause the value of such securities to significantly decline or be worthless.

We may undertake our initial business combination with an entity or business which is based in a foreign country and the laws and regulations of such foreign countries may not afford U.S. investors or regulatory agencies access to information normally available to them with respect to U.S. based entities.

In November 2020, the SEC Staff issued guidance regarding certain risks and considerations that should be considered by investors regarding foreign entities, specifically the limited ability of U.S. investors and regulatory agencies to rely upon or obtain information from foreign based entities, specifically China based entities, under the laws and regulations of such foreign countries. As stated by the SEC Staff. “[A]lthough China-based Issuers that access the U.S. public capital markets generally have the same disclosure obligations and legal responsibilities as other non-U.S. issuers, the Commission’s ability to promote and enforce high-quality disclosure standards for China-based Issuers may be materially limited. As a result, there is substantially greater risk that their disclosures may be incomplete or misleading. In addition, in the event of investor harm, investors generally will have substantially less access to recourse, in comparison to U.S. domestic companies and foreign issuers in other jurisdictions.” Among other potential issues and risks cited by the SEC Staff, the SEC Staff identified restrictions in China which restricted the PCAOB’s ability to inspect audit work and practices of PCAOB-registered public accounting firms in China and on the PCAOB’s ability to inspect audit work with respect to China-based issuer audits by PCAOB-registered public accounting firms in Hong Kong.

Further, current laws and regulations in China as well as other potential target countries, can limit or restrict investigations and similar activities by U.S. regulatory agencies such as the SEC to gather information regarding the securities and other activities of issuers based in the foreign countries where such laws or regulations exist. According to Article 177 of the newly amended PRC Securities Law which became effective in March 2020 (the “Article 177”), the securities regulatory authority of the PRC State Council may collaborate with securities regulatory authorities of other countries or regions in order to monitor and oversee cross border securities activities. Article 177 further provides that overseas securities regulatory authorities are not allowed to carry out investigation and evidence collection directly within the territory of the PRC, and that any Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to overseas agencies without prior consent of the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. Investors should be aware that the U.S. Holding Foreign Companies Accountable Act, which requires that the PCAOB be permitted to inspect an issuer’s public accounting firm within three years, may result in the delisting of the operating company in the future if the PCAOB is unable to inspect the firm. Although we have not identified a potential target business nor any particular country in which a business combination may occur, we intend to consider potential target business in foreign jurisdictions, including China based entities and businesses, and therefore investors should be aware of risks related to the ability to obtain information and conduct investigations and be afforded protections by U.S.- based agencies such as the SEC related to any such business combination with a target business in a foreign country and consider such risks prior to investing in our securities.

Though we will not consider or undertake an initial business combination with any company the financial statements of which are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years, we cannot assure you that certain existing or future U.S. laws and regulations may not restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in China.

The PCAOB is currently unable to conduct inspections on accounting firms in the PRC without the approval of the Chinese government authorities. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures.

Further, future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (the “HFCA Act”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCA Act also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. Furthermore, the documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

Our financial statements are currently audited by Audit Alliance LLP, which is subject to inspection by the PCAOB. And as a result, we affirmatively exclude any target of which financial statements are audited by an accounting firm that the United States PCAOB is unable to inspect for two consecutive years beginning in 2021 and thus, we may not be able to consummate a business combination with a favored target business due to these laws.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our auditor, WWC, P.C., is headquartered in San Mateo, California, and, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor was not identified in this report as a firm subject to the PCAOB’s determination announced on December 16, 2021. As a result, we do not believe that the Holding Foreign Companies Accountable Act and related regulations will affect us. On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “SOP”) with the China Securities Regulatory Commission and the Ministry of Finance of China. The SOP, together with two protocol agreements governing inspections and investigations (together, the “SOP Agreement”), establishes a specific, accountable framework to make possible complete inspections and investigations by the PCAOB of audit firms based in mainland China and Hong Kong, as required under U.S. law. The SOP Agreement remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the SOP Agreement disclosed by the SEC, the PCAOB shall have sole discretion to select any audit firms for inspection or investigation and the PCAOB inspectors and investigators shall have a right to see all audit documentation without redaction. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022.

Notwithstanding the foregoing, in the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, under the HFCA Act.

The SEC has adopted final rules to implement the HFCA Act and may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC’s final rules to implement the HFCA Act require the SEC to identify registrants having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate and require such issuers to submit documentation that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require foreign issuers to provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities and provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of such issuers as required by the HFCA Act. The SEC has also announced amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCA Act. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of these possible regulations in addition to the requirements of the HFCA Act are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of our auditor, the Company could be delisted or prohibited from being traded over the counter earlier than would be required by the HFCA Act. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s business, financial condition and prospects.

Inspections of audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of the Company’s auditor, investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would may make it more difficult to evaluate the effectiveness of the Company’s independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our shares to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements.

Additionally, other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

Recent regulatory actions by the government of the People’s Republic of China with respect to foreign capital efforts and activities, including Business Combinations with offshore shell companies such as SPACs, may adversely impact our ability to consummate a business combination with a China based entity or business, or materially impact the value of our securities following any such business combination.

While we have not identified any specific business combination target as of yet, since the completion of our initial public offering we have initiated our research effort to identify a large number of potential targets, and we may eventually identify and submit for shareholder approval a business combination with a target business located or based in China. On July 30, 2021, the Chairman of the SEC issued a statement highlighting potential issues resulting from recent China regulatory changes and guidance that may impact investors’ investments in China based entities. According to the SEC’s Chairman, the People’s Republic of China provided new guidance to and placed restrictions on China-based companies raising capital offshore, including through associated offshore shell companies. These developments include China government-led cybersecurity reviews of certain companies raising capital through offshore entities. This is relevant to U.S. investors. In a number of sectors in China, companies are not allowed to have foreign ownership and cannot directly list on exchanges outside of China. To raise money on such exchanges, many China-based operating companies are structured as Variable Interest Entities (VIEs). In such an arrangement, a China-based operating company typically establishes an offshore shell company in another jurisdiction, such as the Cayman Islands, to issue stock to public shareholders. For U.S. investors, this arrangement creates “exposure” to the China-based operating company, though only through a series of service contracts and other contracts. To be clear, though, neither the investors in the shell company’s stock, nor the offshore shell company itself, has stock ownership in the China-based operating company.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which took effect on January 1, 2020 and replaced three existing laws on foreign investments in China, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic invested enterprises in China. The Foreign Investment Law establishes the basic framework for the access to, and the promotion, protection and administration of foreign investments in view of investment protection and fair competition.

According to the China Foreign Investment Law, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country (collectively referred to as “foreign investor”) within China, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes a foreign-invested enterprise within China; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other like rights and interests of an enterprise within China; (iii) a foreign investor, individually or collectively with other investors, invests in a new project within China; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council. The “variable interest entity” structure, or VIE structure, has been adopted by many PRC-based companies to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. Under the Foreign Investment Law, variable interest entities that are controlled via contractual arrangement would also be deemed as equivalent to VIEs, if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is included in the “negative list” as a restricted industry, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as VIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.

If we were to undertake a business combination with a China based business, our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, cyber security, environmental regulations, land use rights, property and other matters. The central or local governments of jurisdictions such as China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations. The laws and regulations are sometimes vague and new laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. In connection with any business combination with a China based entity, we will be required to provide additional risk disclosure related to any such possible transaction and would be expected to incur additional costs related to compliance with such laws and regulations, if such compliance can be obtained.

The VIE structure may expose us to additional PRC legal Issues and adversely affect control over future operations.

Any target for a business combination may conduct operations through subsidiaries in the PRC and variable interest entities, or VIEs, in the PRC. VIEs are contractual arrangements and their structure involves unique risks to investors. The VIE structure is used to provide investors with exposure to foreign investment in PRC-based companies where PRC law prohibits or limits direct foreign investment in the operating companies. However, contractual arrangements with the VIEs are not equivalent to an investment in the VIEs. Because we may not directly hold equity interests in a VIE, we may be subject to risks and uncertainties in relation to the interpretation and application of PRC laws and regulations, including but not limited to, regulatory review of overseas listing of PRC companies through special purpose vehicles and the validity and enforcement of the contractual arrangements among any PRC subsidiary, any VIE, and the owner of any VIE. The VIE structure may not be as effective as direct ownership in providing operational control of an entity.

We would also be subject to the risks and uncertainties about any future actions of the PRC government in this regard that could disallow the VIE structure, which would likely result in a material change in operations of a target business. Any VIE structure would be a contractual arrangement with third parties which would be governed by PRC laws, would provide for the resolution of disputes through arbitration in the PRC would be interpreted in accordance with PRC law, and any disputes would be resolved in accordance with PRC legal procedures. Disputes arising from these contractual arrangements between us and the third parties in any VIE agreements would be resolved through arbitration in the PRC, notwithstanding that these disputes do not include claims arising under the U.S. federal securities law, and thus would not prevent you from pursuing claims under the U.S. federal securities law. The legal environment in the PRC is not as developed as in the U.S. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements, through arbitration, litigation, and other legal proceedings in the PRC, which could limit our ability to enforce these contractual arrangements and exert effective control over the third parties and the VIE entities. Furthermore, these contracts may not be enforceable in the PRC if PRC government authorities or courts take the view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. Where we engage in an initial business combination with a PRC-based target company, in the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over the VIE entities, and our ability to conduct our business may be materially and adversely affected.

PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to timely complete such acquisitions, or complete them at all.

Under the PRC Anti-Monopoly Law, companies undertaking acquisitions relating to businesses in China must notify the State Administration for Market Regulation, or the SAMR, in advance of any transaction where the parties’ revenues in the China market exceed certain thresholds and the buyer would obtain control of, or decisive influence over, the target, while under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with such PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review. Complying with the requirements of the relevant regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from SAMR, may delay or inhibit our ability to complete such transactions, which could affect our ability to timely complete an initial business combination within either the initial 12-month period or within 18 months if extended or at all.

The Chinese government may exert substantial interventions and influences on our combined company’s operations at any time. Any new policies, regulations, rules, actions or laws by the PRC government may subject our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

Though we currently do not have any RPC subsidiary or China operation and a majority of our management are located outside China, we may pursue a business combination with a company doing business in China (excluding any target company whose financial statements are audited by an accounting firm that PCAOB is unable to inspect for two consecutive years). Notwithstanding the foregoing, the Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our combined company’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities, taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, our combined company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate at any time. The combined company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. Our combined company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. If the PRC government initiates an investigation into us at any time alleging us violation of cybersecurity laws, anti-monopoly laws, and securities offering rules in China in connection with an offering or future business combination, we may have to spend additional resources and incur additional time delays to comply with the applicable rules, and our business operations will be affected materially and any such action could cause the value of our securities to significantly decline or be worthless.

As the date of this Annual Report, there are no PRC laws and regulations (including the China Securities Regulatory Commission, or the CSRC, Cyberspace Administration of China, or the CAC, or any other government entity) in force explicitly requiring that we obtain permission from PRC authorities for an offering or to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction or any regulatory objection from any relevant PRC authorities. However, it is uncertain when and whether our combined company will be required to obtain permission from the PRC government to list on U.S. stock exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Any new policies, regulations, rules, actions or laws by the PRC government may subject us or our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

The China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. It is possible that we may need to obtain approvals or permissions from the CSRC or another PRC regulatory body if we undertake a business combination with a China-based entity. If the CSRC or another PRC regulatory body subsequently determines that its approval is needed, we cannot predict whether we will be able to obtain such approval. As a result, we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities, or even could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

The PRC government may intervene or influence our search for a target business or the completion of an initial business combination at any time, which could significantly and negatively impact our search for a target business and/or the value of our securities. Our initial business combination may also be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers in the future by adopting other rules and restrictions. Non-compliance could result in penalties or other significant legal liabilities.

In addition, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities. According to Law (the “Opinions”), which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. As of the date of this Annual Report, no official guidance and related implementation rules have been issued in relation to these recently issued opinions and the interpretation and implementation of the Opinions remain unclear at this stage. We cannot assure you that we will not be required to obtain the pre-approval of the CSRC and potentially other PRC governmental authorities to pursue any business combination with a China-based company.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between one and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

It is uncertain whether a target company with operations or subsidiaries in China is required to, or can, or how long it will take it to, obtain such approval or complete such filing procedures and any such approval could be rescinded. Any failure to obtain or delay in obtaining clearance of such approval or completing such filing procedures for the business combination, or the target company’s listing, or a rescission of any such approval if obtained by the target company would subject it to regulatory actions or other sanctions by the CSRC or other PRC regulatory authorities for failure to seek required governmental authorization in respect of the same. These governmental authorities may impose fines, restrictions and penalties on the target company. The PRC governmental authorities may also take actions requiring the target company, or making it advisable for the target company, to suspend this business combination or the target company’s listing before settlement and delivery. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur.

In addition, the PRC has proposed various rules relating to cybersecurity, data privacy and personal information protection, among others. Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (the “CAC”). In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amends the Measures for Cybersecurity Review (Draft Revision for Comments) (the “Draft Measures”) released on July 10, 2021 and came into effect on February 15, 2022. The New Measures include data processing activities of network platform operators that affect or may affect national security into cybersecurity review, and make it clear that network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which is to take effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in China involves collecting and retaining internal or customer data, such target might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL, and the cybersecurity review before effecting a business combination.

If, for example, our potential initial business combination is with a target business operating in the PRC and if the New Measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. In addition, due to limited business combination period that we have, we may avoid searching for a target and completing an initial business combination that will be subject to cybersecurity review. Therefore, we may avoid searching for a company which could be deemed as a network platform operator and possesses information of more than one million users.

Further, if the combined company, after business combination, is deemed to be a network platform operator which holds personal information of more than one million users, it will be subject to such cybersecurity review. The combined company could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future and may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Additionally, any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions, which may have material adverse effect on the combined company’s business, financial condition or results of operations and any such action could cause the value of our securities to significantly decline or be worthless. As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that the combined company following a business combination will comply with such regulations in all respects and it may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. As a result, both you and we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Other PRC governmental authorities may take the view now or in the future that an approval from them is required for an overseas offering by a company affiliated with Chinese businesses or persons or a business combination with a target business based in and primarily operating in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the China Securities Regulatory Commission (the “CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor, i.e., the offshore special purpose vehicle, of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by an offshore special purpose vehicle of the assets of a “PRC domestic company.” Neither the equity deals or the asset deals will be involved in our business combination process with a China-based target for the reason that the offshore special purpose vehicle of such China-based target directly holds shares through the wholly foreign owned enterprise(s) or WFOE, which are established by means of direct investment rather than by equity deals or asset deals under the M&A Rules. To date, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the indirect listing of a China-based entity as part of the business combination are subject to the CSRC approval procedures under the M&A Rules. As a result, based on our management’s understanding of the current PRC laws, rules, regulations and the local market practices, the CSRC’s approval under the M&A Rules will not be required in the context of our business combination with a China-based target. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles and the above analysis are subject to any new laws, rules and regulations or detailed implementation and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do. It is possible that we may need to obtain approvals or permissions from CSRC in order for us to complete a business combination with a China-based target pursuant to the M&A Rules. If we are required to obtain such approvals, we cannot assure we will be able to receive them in a timely manner, or at all.

Moreover, except for emphasizing the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies, the Opinions, which was made available to the public on July 6, 2021, also provides that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

On December 24, 2021, the CSRC released for public comments Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Draft Rules”). The Draft Rules, if declared into effect, will implement a new regulatory framework requiring Chinese businesses to file with CSRC when pursuing overseas listings. The Draft Rules propose a new filing system for all Chinese companies (including the VIE-structured companies) that are pursuing listings outside mainland China. An overseas listing is required to be filed with CSRC within three working days (i) following the submission of IPO application in the case of an IPO (or similar application in the case of a dual listing on another market), or (ii) following the submission of offering/registration applications (or following the first announcement of the transaction, as applicable) in the case of a SPAC listing or “back-door” listing. The requested filing documents include but are not limited to: (1) a filing report and related undertakings; (2) regulatory opinions, filing or approval documents issued by the relevant authorities (if applicable); (3) security review opinions issued by the relevant authorities, if applicable; (4) a PRC legal opinion; and (5) a prospectus.

On December 27, 2021, the NDRC and the MOFCOM promulgated Special Administrative Measures (Negative List) for the Access of Foreign Investment (2021 Version), effective as of January 1, 2022 (the “Negative List”). Compared to the previous version, there are no specific industries added to the list but it for the first time declares China’s jurisdiction over (and detailed regulatory requirements on) overseas listings made by Chinese businesses in the so-called “Prohibited Industries.” According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors. The intended scope of such jurisdiction was further clarified by NDRC officials on a press conference held on January 18, 2022.

Based on our understanding of the current PRC laws and regulations, no prior permission is required under the M&A Rules, the Opinions, the Draft Rules or the Negative List from any PRC governmental authorities (including the CSRC) for consummating an offering by our company, given that: (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like our initial public offering are subject to the M&A Rules; (b) our company is a blank check company newly incorporated in Cayman Islands rather than China and currently the company conducts no business in China and (c) our sponsor is a newly incorporated company in the British Virgin Islands, rather than China, has its principal offices in New York and currently, the sponsor conducts no business in China. However, there remains some uncertainty as to how the M&A Rules, the Opinions, the Draft Rules or the Negative List will be interpreted or implemented in the context of an overseas offering or if we decide to consummate the business combination with a target business based in and primarily operating in China. If the CSRC or another PRC governmental authority subsequently determines that its approval is needed for an offering, or a business combination with a target business based in and primarily operating in China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities. In any such event, these governmental authorities may delay the offering or a potential business combination, impose fines and penalties, limit our operations in China, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

We have not received any inquiry, notice, warning, sanctions or regulatory objection from the CSRC or any other PRC governmental authorities.

In the event that we were to determine to engage in an initial business combination with a China-based or operating business we would be subject to restrictions on the use of our cash obtained from our business combination with a China-based or operating business as described under “PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds it receives from offshore financing activities to make loans to or make additional capital contributions to any PRC subsidiaries, which could materially and adversely affect our liquidity and its ability to fund and expand business”. However, as discussed elsewhere herein, we do not believe we are currently subject to PRC law or regulation, including those PRC laws and regulation which affect our cash flow, including our ability to effect the redemption rights of our shareholders in connection with a business combination. We note that the funds held in trust to effect any such redemption are held outside of China and, in any event, we are not aware of any PRC law or regulation that would prevent us from making redemption payments to our shareholders.

Our company is a blank check company incorporated under the laws of the Cayman Islands. We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we are not required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted. If we decide to consummate our business combination with a target business based in and primarily operating in China, the combined company’s business operations in China through its subsidiaries, as applicable, are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

A substantial part of our business following a business combination with a PRC entity may be conducted through VIE entities or in a VIE structure. At the present time, such structures and arrangements would allow us to be considered the primary beneficiary, enabling us to consolidate the financial results of VIE entities in our consolidated financial statements. In the event that in the future a company we hold as a VIE would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for PRC purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for PRC purposes. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results for PRC purposes. However, any material variations in the accounting principles, practices, and methods used in preparing financial statements for PRC purposes from the principles, practices, and methods generally accepted in the U.S. and in the SEC accounting regulations must be discussed, quantified, and reconciled in financial statements for the U.S. GAAP and SEC purposes.

Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The legislation over the past three decades has significantly increased the protection afforded to various forms of foreign or private-sector investment in China. Any future PRC subsidiary is subject to various PRC laws and regulations generally applicable to companies in China. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, however, the interpretations of many laws, regulations, and rules are not always uniform and enforcement of these laws, regulations, and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effect and may change quickly with little advance notice. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of our contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

Following completion of a business combination, we may remain a company incorporated under the laws of the Cayman Islands, and conduct most of our operations in China and most of our assets may be located in China. In addition, currently all our senior executive officers and directors either reside within China or Hong Kong, are physically there for a significant portion of each year, and are PRC nationals and this may also be the case following the completion of a business combination with a PRC-based or operated company. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. In addition, there is uncertainty as to whether the courts of the Cayman Islands or the PRC would recognize or enforce judgments of U.S. courts against us, or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

There is also uncertainty as to whether the courts of Hong Kong would (1) recognize or enforce judgments of U.S. courts obtained against us or our directors or officers that are predicated upon the civil liability provisions of the federal securities laws of the United States or the securities laws of any state in the United States, or (2) entertain original actions brought in Hong Kong against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States.

In addition, judgments of United States courts will not be directly enforced in Hong Kong. There are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the United States. However, subject to certain conditions, including but not limited to when the judgment is for a definite sum of money in a civil matter and not in respect of taxes, fines, penalties or similar charges, the judgment is final and conclusive rendered by a court with jurisdiction to adjudicate the matter and has not been stayed or satisfied in full, the judgment is from a competent court, the judgment was not obtained by fraud, misrepresentation or mistake nor obtained in proceedings which contravenes the rules of natural justice and the enforcement of the judgment is not contrary to public policy in Hong Kong, Hong Kong courts may accept such judgment obtained from a United States court as a debt due under the rules of common law. However, a separate legal action for debt must be commenced in Hong Kong in order to recover such debt from the judgment debtor.

Any actions by the Chinese government, including any decision to intervene or influence the operations of any future PRC subsidiary or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The ability of any PRC-based or controlled business that we may acquire to operate in China may be impaired by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, foreign investment limitations, and other matters. The central or local governments of China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our PRC-based or controlled subsidiary’s compliance with such regulations or interpretations. As such, any future PRC subsidiary may be subject to various government and regulatory interference in the provinces in which they operate. They could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. They may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Our operations following a business combination with a PRC entity could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, particularly in the event permission to list on U.S. exchanges may be later required, or withheld or rescinded once given.

Accordingly, government actions in the future, including any decision to intervene or influence the operations of any future PRC subsidiary at any time or to exert control over an offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and/or may cause the value of such securities to significantly decline or be worthless.

PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to the combined company or otherwise expose it or its PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPVs, or any increase or reduction of the SPVs’ registered capital, share transfer or swap, merger or division. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that our shareholders that are PRC residents at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37 or other related rules. Failure or inability of the combined company’s PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject the combined company to fines and legal sanctions, restrict its cross-border investment activities, limit the ability of its wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation, and the combined company may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, the combined company’s business operations and the combined company’s ability to distribute profits to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds it receives from offshore financing activities to make loans to or make additional capital contributions to any PRC subsidiaries, which could materially and adversely affect our liquidity and its ability to fund and expand business.

Following a business combination with one or more PRC based entities, any transfer of funds by us to any PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. In addition, (i) any foreign loan procured by PRC subsidiaries is required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) PRC subsidiaries may not procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (the “PBOC Notice No. 9”). Any medium- or long-term loan to be provided by us or our affiliated entities, if any, to our PRC subsidiary must be registered with the National Development and Reform Commission and SAFE or its local branches. We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our PRC subsidiaries. If we fail to receive such approvals or complete such registration or filing, our ability to capitalize on PRC operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our businesses.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows certain entities to settle their foreign exchange capital at their discretion, but continues to prohibit them from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit such PRC based entities from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. As a result, SAFE Circular 19 and SAFE Circular 16 may significantly limit our future ability to use Renminbi converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in China by us or their subsidiaries, to invest in or acquire any other PRC companies through any future PRC subsidiaries in China, which may adversely affect our business, financial condition and results of operations.

Our initial business combination may be subject to national security review by the PRC government, and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“Security Review Regulations”), which became effective on March 3, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors. On December 19, 2020, the National Development and Reform Commission (the “NDRC”) and MOFCOM jointly issued the Measures for the Security Review of Foreign Investments (the “New FISR Measures”), which was made pursuant to the National Security Law and the Foreign Investment Law, which became effective on January 18, 2021. The New FISR Measures further expand the scope of national security review on foreign investment, while leaving substantial room for interpretation and speculation. Foreign investors or the relevant parties in China (hereinafter referred to collectively as the “parties concerned”) are required to provide advance notice to the office of the working mechanism relating to a proposed foreign investment within the following categories so that it can consider whether to permit such an investment: (a) military industry, military industrial supporting and other fields relating to the security of national defense, and investments in areas surrounding military facilities and military industry facilities; and (b) important agricultural products, important energy and resources, important equipment manufacturing, important infrastructure, important transport services, important cultural products and services, important information technology and Internet products and services, important financial services, key technologies and other important fields relating to national security. Prior to a decision being made by the office of the working mechanism, the parties concerned shall not consummate the proposed investment.

The Security Review Regulations and the New FISR Measures will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations and the New FISR Measures. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes may delay or inhibit our ability to complete our potential initial business combination, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our initial business combination period is 15 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our initial business combination, 18 months from the closing of our Initial Public Offering, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination by October 14, 2024, or if we decide to extend the period of time to consummate our initial business combination, January 14, 2025.

Dividends payable to our foreign investors and gains on the sale of our ordinary shares by our foreign investors may be subject to PRC tax.

We may consummate a business combination with a target business based in and primarily operating in China through subsidiaries in China. After such business combination, the combined company may rely on dividends and other distributions from the PRC subsidiaries of the combined company to provide it with cash flow and to meet its other obligations. Current regulations in China would permit the combined company’s PRC subsidiaries to pay dividends only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the combined company’s PRC subsidiaries in China will be required to set aside at least 10% of their after-tax profits each year to fund their respective statutory reserves (up to an aggregate amount equal to half of their respective registered capital). Such cash reserve may not be distributed as cash dividends.

In addition, if the combined company’s PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make payments to the combined company or its PRC subsidiaries, as applicable.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Recent greater oversight by the Cyberspace Administration of China over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our future business and any future offering of securities.

On July 10, 2021, the Cyberspace Administration of China or CAC published the Circular on Seeking Comments on Cybersecurity Review Measures (Revised Draft for Comments) (the “Review Measures Draft”), which provides that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase Internet products and services, data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Review Measures Draft, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing (“Cybersecurity Review Measures”). The Review Measures Draft further requires that CIIOs and data processing operators that possess personal data of at least one million users must apply for a review by the Cybersecurity Review Office of the PRC before conducting listings in foreign countries. The deadline for public comments on the Review Measures Draft was July 25, 2021. There remains uncertainty, however, as to how the final Cybersecurity Review Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures.

We may be required to obtain permission from Chinese authorities, including the Cyberspace Administration of China to acquire and operate certain PRC-based or controlled businesses, and the ownership or operation of certain China-based businesses may be limited or prohibited to foreign investors.

Compliance with the Cybersecurity Review Measures, if applicable to a potential business combination, would likely be time consuming and costly and may not be able to be completed timely to comply with our time constraints in completing a business combination.

If we inadvertently conclude that the Cybersecurity Review Measures do not apply to a potential business combination, or if applicable laws, regulations, or interpretations change and it is determined in the future that the Cybersecurity Review Measures become applicable to us, we may be subject to review when conducting data processing activities, and may face challenges in addressing its requirements and make necessary changes to our internal policies and practices. We may incur substantial costs in complying with the Cybersecurity Review Measures, which could result in material adverse changes in our business operations and financial position. If we are not able to fully comply with the Cybersecurity Review Measures, our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered, and our securities may significantly decline in value or become worthless.

If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review in the future. During such review, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

Notwithstanding that our officers and directors have significant ties to and are located in China, we do not believe that CAC oversight has affected, or will affect, our operations, including our search for a business combination target. To the extent applicable to us, we believe that we are compliant with the current rules and policies of CAC.

Risks Related to Our Securities

In the event that we are not the surviving entity upon the consummation of our initial business combination, and there is no effective registration statement for the offering of the shares underlying the rights, the rights may expire worthless.

If we enter into a definitive agreement for a business combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/5 share underlying each right (without paying any additional consideration) upon consummation of the business combination. More specifically, the right holder will be required to indicate his, her or its election to convert the rights into underlying shares as well as to return the original rights certificates to us. In the event that we are not the surviving entity upon the consummation of our initial business combination, and there is no effective registration statement for the offering of the shares underlying the rights, the rights may expire worthless.

The grant of registration rights to our sponsor and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into on the effective date of our initial public offering, our sponsor and its permitted transferees can demand that we register their founder shares. In addition, holders of our private placement units and their permitted transferees can demand that we register the private placement units and their underlying securities, and holders of units that may be issued upon conversion of working capital loans, may demand that we register such units and their underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. Except for Ms. Jialuan Ma and Mr. Sze Wai Lee, none of our officers or directors has had experience operating a blank check company in the past.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights will expire worthless.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, or another independent firm that commonly renders valuation opinions or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our Board of Directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent firm that commonly renders valuation opinions or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

We may issue additional ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 490,000,000 ordinary shares, par value $0.0001 per share and 10,000,000 preference shares, par value $0.0001 per share. Immediately after IPO, there were 482,341,652 authorized but unissued ordinary shares available for issuance, which amount does not take into account shares reserved for issuance upon conversion of outstanding rights.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our IPO;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units and/or ordinary shares.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares or rights, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and rights.

We may transfer and be registered by way of continuation, or reincorporate, in another jurisdiction in connection with our initial business combination and such transfer or reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, register by way of continuation, or reincorporate, in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the transfer and registration by way of continuation, or reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights will expire worthless.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Ms. Jialuan Ma and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Members of our management team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our or their reputation or result in other negative consequences or damages, which could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Certain of our officers and directors or affiliates of our Sponsor are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and its affiliates and our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, including other SPACs before we have entered into a definitive agreement regarding our initial business combination. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

In addition, our management team and sponsor are, and/or may in the future become affiliated with other SPACs or other entities that may have acquisition objectives that are similar to ours. Such entities may compete with us for acquisition opportunities. If such entity decides to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our management team and sponsor are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for to any director or officer on the one hand, and us, on the other.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our sponsor owned approximately 21.92% of our issued and outstanding shares after our IPO.  The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 240,848 private placement units, for a purchase price of $2,408,480, or $10.00 per unit, that will also be worthless if we do not complete a business combination. Each private placement unit consists of one private placement share, one private placement right, granting the holder thereof the right to receive one-tenth (1/5) of an ordinary share upon the consummation of an initial business combination.

The founder shares are identical to the ordinary shares included in the units being sold in our IPO except that (i) the founder shares are subject to certain transfer restrictions and (ii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination, (B) to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (x) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the timeframe set forth therein or (y) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor, officers and directors may not be eligible to be reimbursed for their out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we currently have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our IPO and the sale of the private placement units, $57,500,000 will be available to complete our business combination and pay related fees and expenses. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. In the event that we acquire assets, we would expect to acquire assets to constitute an operating business. We do not expect to consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination, unless we are otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Investors may view our units as less attractive than those of other blank check companies.

Unlike other blank check companies that sell units comprised of shares and warrants each to purchase one full share in their initial public offerings, we are selling units comprised of ordinary shares and rights entitling the holder to receive one-fifth (1/5) of one ordinary share. The rights will not have any voting rights and will expire and be worthless if we do not consummate an initial business combination. Furthermore, no fractional shares will be issued upon conversion of any rights. As a result, if you acquire less than five rights, you may, in our discretion, not receive one whole share. Any rounding down and extinguishment may be done with or without any in lieu cash payment or other compensation being made to the holder of the relevant rights. Accordingly, investors in our company will not be issued the same securities as part of their investment as they may have in other blank check company offerings, which may have the effect of limiting the potential upside value of your investment in our company.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our Amended and Restated Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure you that we will not seek to amend our Amended and Restated Memorandum and Articles of Association or governing instruments or extend the time in which we have to consummate a business combination through amending our Amended and Restated Memorandum and Articles of Association, each of which will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning a resolution passed by holders of at least two thirds of our ordinary shares who are eligible to vote and attend (in person or by proxy) at a general meeting of the company’s shareholders.

The provisions of our Amended and Restated Memorandum and Articles of Association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of our IPO into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), may be amended if approved by a special resolution passed by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our sponsor, which beneficially owns approximately 21.92% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to our IPO may be amended without shareholder approval.

Certain agreements, including the letter agreement among us and our sponsor, officers, and directors, the registration rights agreement among us and our sponsor and the administrative services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to our IPO contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the income taxes payable on the interest earned on the trust account) so long as we maintain a listing for our securities on the NASDAQ. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. However, we intend to acquire one or more businesses with a total enterprise value of between $200,000,000 and $400,000,000 which represents enterprise values that are greater than the net proceeds of our IPO and the sale of the private placement units. If the net proceeds of our IPO and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

Our sponsor paid an aggregate of $25,000, or approximately $0.02 per founder share, and, accordingly, you will experience immediate and substantial dilution upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account was anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to our IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.02 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares.

 The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Upon the closing of the IPO, our sponsor invested in us an aggregate of $2,433,480, comprised of the $25,000 purchase price for the founder shares and the $2,408,480 purchase price for the private placement units. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 1,437,500 founder shares would have an aggregate implied value of $14,375,000. As a result, even if the trading price of our ordinary share significantly declines, the value of the founder shares held by our sponsor will be significantly greater than the amount our sponsor paid to purchase such shares. Therefore, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, members of our management team who owns interests in our sponsor may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination

Our rights agreement with our transfer agent will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement with our transfer agent, which govern the terms of the rights, provides that, subject to applicable law, (i) any action, proceeding or claim against us or the rights agent arising out of or relating in any way to the rights agreement shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we and the rights agent irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. These provisions therefore require holders of our rights to submit to the jurisdiction of the courts of New York, New York. We and the rights agent and investors have therefore waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, this exclusive forum provision shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, any other claim for which the federal courts have exclusive jurisdiction or any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, the Company cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing limitations on venue, such provisions are not applicable with respect to claims under the United States’ Securities Act or Exchange Act. With respect to other types of claims these choice-of-forum provisions may limit a right’s holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may amend the terms of the rights in a manner that may be adverse to holders of public rights with the approval by the holders of a majority of the then issued and outstanding rights.

Our rights will be issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then issued and outstanding rights (including private rights) to make any change that adversely affects the interests of the registered holders of rights. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of a majority of the then issued and outstanding rights (including private rights) approve of such amendment.

Our rights and founder shares may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued public rights that will result in the issuance of up to 1,150,000 ordinary shares as part of the units offered by us in our initial public offering. The potential for the issuance of a substantial number of additional shares upon conversion of the rights could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when converted, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the ordinary shares underlying the rights could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights are exercised, you may experience dilution to your holdings.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $250.0 million as of the end of the prior June 30th, and (2) our annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $700.0 million as of end of our prior second fiscal quarter.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against or to investigate and remediate any vulnerability to cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending March 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders’ derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive, given by a court of competent jurisdiction (the courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction), and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board of Directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, investors should be aware that there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Economic substance legislation of the Cayman Islands may adversely impact us or our operations.

The Cayman Islands, together with several other non-European Union jurisdictions, have introduced legislation aimed at addressing concerns raised by the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS) initiative as to offshore structures engaged in certain activities which attract profits without real economic activity. The International Tax Co-operation (Economic Substance) Act, (As Revised) (the “Economic Substance Act”) contains economic substance requirements for in-scope Cayman Islands entities which are engaged in certain “relevant activities”. As we are a Cayman Islands company, our compliance obligations will include filing an annual notification, which needs to state whether we are carrying out any relevant activities and if so, whether we have satisfied economic substance tests to the extent required under the Economic Substance Act. If the Cayman Islands Tax Information Authority determines that the Company or any of its Cayman Islands subsidiaries has failed to meet the requirements imposed by the Economic Substance Act, the Company may face significant financial penalties, restrictions on the regulation of its business activities and/or may be struck off as a registered entity in the Cayman Islands.

As it is still a relatively new regime, it is anticipated that the Economic Substance Act and associated guidance will evolve and may be subject to further clarification and amendments. We may need to allocate additional resources to keep updated with these developments, and may have to make changes to our operations in order to comply with all requirements under the Economic Substance Act. Failure to satisfy these requirements may subject us to penalties under the Economic Substance Act.

Risks Associated with Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States (excluding any business combination with an entity or business based in the People’s Republic of China, including Hong Kong and Macau), or that has its principal or a majority of its business operations in such jurisdictions we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States which could result in any number of difficulties, both normal course such as above or extraordinary such as sanctions being imposed. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations after we acquire it, our results of operations may be negatively impacted following a business combination.

Managing a business, operations, personnel or assets in another country is challenging and costly. Management of the target business that we may hire (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Many countries, and especially those in emerging markets, have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries, including some of the emerging markets within the regions we will initially focus, are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in developing markets we will initially focus on differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because our business objective includes the possibility of acquiring one or more operating businesses with primary operations in emerging markets we will focus on, changes in the exchange rate between the U.S. dollar and the currency of any relevant jurisdiction may affect our ability to achieve such objective. For instance, the exchange rates between the Turkish lira or the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the relevant currency, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and the relevant currency, which may make it more difficult to consummate a business combination.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose tariffs or quotas on certain imports. Such decisions may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such a foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. Judiciaries in such jurisdiction may also be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

There is no restriction in the geographic location of targets that we can pursue, although we intend to initially focus on target businesses in Asia. In the event that our target business is in Asia, while many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business and other licenses;

●	requiring that we restructure our ownership or operations; and

●	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in foreign countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP and there may be substantially less publicly available information about companies in certain jurisdictions than there are about comparable United States companies. Moreover, foreign companies may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for foreign corporations may differ from those that may apply in the U.S., which may make the consummation of a business combination with a foreign company more difficult. We therefore may have more difficulty in achieving our business objective.

Because a foreign judiciary may determine the scope and enforcement of almost all of our target business’ material agreements under the law of such foreign jurisdiction, we may be unable to enforce our rights inside and outside of such jurisdiction.

The law of a foreign jurisdiction may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

A slowdown in economic growth in the markets that our business target operates in may adversely affect our business, financial condition, results of operations, the value of its equity shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may depend on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may adversely affect our business, financial condition, results of operations, value of our equity shares and the trading price of our shares following the business combination.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war may result in a loss of investor confidence and a decline in the value of our equity shares and trading price of our shares following our business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the markets in which we may operates our business following our business combination and also adversely affect the worldwide financial markets. In addition, the countries we will focus on, have from time to time experienced instances of civil unrest and hostilities among or between neighboring countries. Any such hostilities and tensions may result in investor concern about stability in the region, which may adversely affect the value of our equity shares and the trading price of our shares following our business combination. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, including the value of equity shares and the trading price of our shares following our business combination.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. Although the long-term effect of diseases such as the H5N1 “avian flu,” or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations following our business combination. We cannot assure you that natural disasters will not occur in the future or that its business, financial condition and results of operations will not be adversely affected.

If any dividend is declared in the future and paid in a foreign currency, you may be disproportionately taxed on what you actually receive.

If you are a U.S. holder of our Ordinary Shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Any downgrade of credit ratings of the country in which the company we acquire does business may adversely affect our ability to raise debt financing following our business combination.

No assurance can be given that any rating organization will not downgrade the credit ratings of the sovereign long-term debt of the country in which our business target operates, which reflect an assessment of the overall financial capacity of the government of such country to pay its obligations and its ability to meet its financial commitments as they become due. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our future variable rate debt and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our business combination.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risk unique to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in such country may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

We are a blank check company with no business operations. Since the IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We depend on the digital technologies of third parties, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. Our management will promptly report to the board of directors on incidents of material cybersecurity risks facing us and any third parties and the measures that may be taken to mitigate such risks. As of the date of this annual report, we have not encountered any cybersecurity incidents that have materially affected, or that we believe are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. We do, however, face risks from cybersecurity threats. For additional information regarding the risks we face from cybersecurity threats, please see Item 1A. Risk Factors of this Form 10-K, including the risk factors under the following heading: “Cyber incidents or attacks at us could result in information theft, data corruption, operational disruption and/or financial loss.”

Item 2. Properties

We have entered into a short-term month to month lease for office space at 39 E Broadway, Suite 603, New York, New York which we utilize for our main offices in the United States. The cost per month is approximately $200. The rent is paid by our sponsor pursuant to the administrative services agreement between us and our sponsor.

Item 3. Legal Proceedings

As of March 31, 2025, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units are currently traded on The Nasdaq Capital Market under the symbol “UYSCU” and started trading on The Nasdaq Capital Market on April 1, 2025. The ordinary shares and rights began separate trading on May 27, 2025, under the symbols “UYSC” and “UYSCR” respectively.

Shareholders of Record

As of June 26, 2025, there were 1,377,691 of our units issued and outstanding by 2 security holders of record. Assuming all units have been separated into ordinary shares and rights, at June 26, 2025, there were 7,658,348 ordinary shares issued and outstanding held by 3 shareholders of record, and there were 5,990,848 of our rights issued and outstanding and held by 1 holder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our shares of ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be, subject to the laws of the Cayman Islands, within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to under the terms of such indebtedness.

Recent Sales of Unregistered Securities

On August 2, 2024, our sponsor entered into a subscription agreement with us to purchase 1,725,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. Due to the reduction in the offering size, we and our sponsor subsequently amended such securities subscription agreement, pursuant to which we subsequently cancelled 287,500 founder shares such that our sponsor now owns an aggregate of 1,437,500 founder shares for an aggregate purchase price of $25,000.

On April 1, 2025, in connection with the closing of the IPO, our sponsor purchased an aggregate of 227,500 placement units (the “Private Placement Units”) at a purchase price of $10.00 per unit (the “Private Placement”). In connection with the IPO, the underwriters were granted a 45-day option (the “Over-Allotment Option”) to purchase up to 750,000 additional units to cover over-allotments (the “Option Units”), if any. In two separate closings of the Over-Allotment Option on April 7, 2025 and April 9, 2025, the Sponsor purchased an additional total of 13,348 Private Placement Units at a purchase price of 10.00 per unit. Each Private Placement Unit consists of one ordinary share and one right to receive one-fifth (1/5th) of one ordinary share and the Private Placement generated total proceeds of $2,408,480, including the cancellation of $337,580 of indebtedness. The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds

The registration statement for our initial public offering was declared effective by the Securities and Exchange Commission on March 31, 2025. We completed our initial public offering on April 1, 2025. In our initial public offering, we sold 5,750,000 units at an offering price of $10.00, including units sold in connection with the exercise of the Over-Allotment Option, generating gross proceeds of $57,500,000. Each Unit consisted of one ordinary share and one right. Each right entitles the holders thereof to receive one-fifth (1/5th) of one ordinary share upon the consummation of the initial business combination.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreement by and between the Company and our sponsor, UY Scuti Investments Limited, the Company completed the private sale of an aggregate of  240,848 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $2,408,480.

Transaction costs related to our IPO amounted to $3,019,884, consisting of $875,000 of underwriting fees, $1,812,600 of the Representative Shares and $332,284 of other offering costs. A total of $57,500,000, from the proceeds of the IPO and the Private Placement, was placed in a U.S.-based trust account, established by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 12 months from the closing of the IPO (or up to 15 months or 18 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 12 months from the closing of the IPO (or up to 15 months or 18 months from the closing of the IPO if we extend the period of time to consummate a business combination.

Net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $792,706. As of March 31, 2025, the Company had a working capital deficit of $138,268.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities, which we refer to throughout this annual report as our business combination. While we have not identified any specific business combination target as of yet, since the completion of our initial public offering we have initiated our research effort to identify a large number of potential targets. We have not identified any particular geographical area or country in which we may seek a business combination. We expect to encounter intense competition from SPACs and other entities having a business objective similar to ours. Many of our competitors are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Because there are more SPACs seeking to enter into initial business combinations, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement units, and the proceeds of potential sales of our securities in connection with our initial business combination, debt or a combination of cash, stock and debt. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering and subsequent to our initial public offering, identifying a target company for an initial business combination. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering. Following the initial public offering, we will not generate any operating revenues until after completion of our initial business combination.

The operating costs incurred in the period from January 18, 2024 (inception) to March 31, 2025 consist primarily of approximately $163,268 of professional fees, insurance, costs and fees associated with our financial reporting, listing and other public company costs as well as, subsequent to the Initial Public Offering, costs associated with legal, travel and other costs to identify and evaluate target businesses of approximately $150,000.

We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account after the initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the initial public offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for and completing a business combination. We expect our expenses to increase substantially after the closing of the initial public offering.

For the fiscal year ended March 31, 2025, and for the period from January 18, 2024 (inception) through March 31, 2024, we had a net loss of $156,520 and $6,748, respectively, all of which consisted of formation and operating costs.

Going Concern Consideration

As of March 31, 2025, we had $17,221 of cash and cash equivalents, a working capital deficit of $138,268 and shareholders’ deficit of $163,268. For the fiscal year ended March 31, 2025, we had a net loss of $156,520 and negative cash flow of $203,779 in operating activities. As discussed above, upon completion of our IPO, cash in the amount of $809,914 was held outside of the Trust Account. We have incurred and expect to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, we initially have until April 1, 2026, to consummate the initial Business Combination (assuming no extensions of the initial time period provided for in our Amended and Restated Memorandum and Articles of Association). If we do not complete a Business Combination within the prescribed period of time, it will result in our automatic winding up, dissolution and liquidation pursuant to the terms of our Amended and Restated Memorandum and Articles of Association. Notwithstanding our management’s belief that we would have sufficient funds to execute our business strategy, there is a possibility that an initial business combination might not happen within the 12-month period from the issuance date of these financial statements. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. Therefore, our management has determined that such additional condition raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate. The financial statements do not include any adjustments that might result from our inability to consummate the initial Business Combination to continue as a going concern.

Liquidity and Capital Resources

Our liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. In connection with the closing of our IPO, the approximately $337,584 drawn down under the unsecured promissory note was repaid in full.

On April 1, 2025, we consummated the initial closing of our IPO of 5,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $50,000,000. In connection with the IPO, the underwriters were granted a 45-day option (the “Over-Allotment Option”) to purchase up to 750,000 additional units to cover over-allotments (the “Option Units”), if any. In two separate closings of the Over-Allotment Option on April 7, 2025 and April 9, 2025, we sold an additional 750,000 Option Units at a price of $10.00 per Option Unit and raised additional gross proceeds of $7,500,000.

Simultaneously with the closing of our IPO, including the full exercise of the Over-Allotment Option, we consummated the sale of 240,848 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $2,408,840, including the cancellation of $337,500 of indebtedness. Each Private Placement Unit consists of one ordinary share and one right to receive one-fifth (1/5th) of one ordinary share. The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act.

Upon the closing of the IPO and the private placement, a total of $57,500,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, if any, or upon the redemption by public shareholders of Ordinary Shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding Ordinary Shares issued by the Company in the Initial Public Offering if the Company does not consummate an initial business combination within 12 months (or up to 18 months, if extended) after the closing of the Initial Public Offering.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

 The Company will use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We also have ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

The Company currently believes that it does not need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit. Such units would be identical to the private placement units issued to our sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In addition, if we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that as of March 31, 2025, that the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an initial business combination will be successful. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the time period we have to complete our initial business combination. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

As indicated in the accompanying financial statements, as of March 31, 2025 we had $17,221 in cash and cash equivalents, a working capital deficit of $138,268 and shareholders’ deficit of $163,268. For the fiscal year ended March 31, 2025, we had a net loss of $156,520 and negative cash flow of $203,779 in operating activities.. Further, we expect to continue to incur significant costs in the pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As of March 31, 2025, we received $337,584 in advances from our sponsor, which amount was included as amounts owed under the promissory note with our sponsor. Upon the closing of our IPO, we had no balance due to the sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to the Company. We began incurring these fees on April 1, 2025 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of 1.75% of the gross proceeds of the Proposed Public Offering, or $1,006,250. Additionally, underwriting discounts and commissions equal to 4% of the gross proceeds of the Proposed Public Offering were paid in the form of the Company’s ordinary shares at a price of $10.00 per ordinary share, or 230,000 shares, upon the consummation of the IPO.

Critical Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying audited financial statements as of March 31, 2025 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument.

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1. Deferred offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to shareholders’ equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of March 31, 2025, the Company had deferred offering costs of $222,095.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the initial public offering and the sale of the private placement units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived financially literate and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
Jialuan Ma	51	Chief Executive Officer and Director
Shaokang Lu	31	Chief Financial Officer
Jiawen Zhao	31	Chief Investment Officer and Director
Sze Wai Lee	56	Independent Director
Daniel John Paul Peart	42	Independent Director
Yan Liang	42	Independent Director

Jialuan Ma has served as our Chief Executive Officer and a Director since August 2024. Ms. Ma has extensive experience relating to financial and business management. She is also a charted institute management accountant from the UK since 1998. She has served as the financial director for Roche Pharma China in Shanghai from August 2019 to April 2021, where she oversighted the company’s financial planning and analysis. From December 2017 to August 2018, she served as global financial planning and analysis director for Lenovo. From November 2014 to November 2017, she served as finance director of mainland China and Taiwan at Hitachi Vantara China and co-led the local factory set up. Before this, she worked as finance leaders at Intel for ten years across sales marketing, R&D and manufacturing in Hongkong SAR, California, US, Costa Rica and Shanghai, China.

Ms. Ma received her two bachelor’s degrees in English and Economics from Shanghai Jiao Tong University in 1991, an MBA from Richmond Business School in 1998 and a Master of Science from City University of Hong Kong in 2013. Since September 2022, she has also served as independent director at Qomolangma Acquisition Corp. and as the chairman of its audit committee, compensation committee, and nominating committee. We believe Ms. Ma is qualified to serve as our Chief Executive Officer and director due to her extensive experience in business management.

Shaokang Lu has served as our Chief Financial Officer since August 2024. Since May 2019, Mr. Lu has served as Board Secretary and IR Manager in Nasdaq-listed Nisun Group, and in related investment banking activities at Arc Group. His prior work experiences involved initial public offerings, de-SPAC transactions, and various related investor relations and public relations matters. He currently serves as an Investment Director at The Balloch (Holding) Group, a position he has held since January 2023, where his work involves deal sourcing, investment strategy development and implementation, due diligence on potential investment opportunities and deal execution. Mr. Lu holds bachelor degree from Hunan University, and master of science degree in quantitative finance from Hofstra University. We believe Mr. Lu is qualified to serve as our Chief Finance Officer due to his solid experience in investment across many industries.

Jiawen Zhao has served as our Chief Investment Officer and a Director since August 2024. Ms. Zhao has multiple years of experiences in investment management. Since June 2022, she has served as an Investment Director at The Balloch (Holding) Group, where her work involves investment strategy development and implementation, due diligence on potential investment opportunities and deal execution surrounding mergers and acquisitions & private equity investments. Previously, she worked at Shanghai EasyFund Investment Management Co., Ltd. and Jianzhao Investment Management (Nanjing) Co., Ltd., where she performed a wide range of functions including macro and micro investment research, development and execution of strategic initiatives, developing and maintaining financial models to evaluate private equity investment opportunities and assessing their financial viability.

Ms. Zhao received her master of finance degree from University of California, Riverside and her two bachelor’s degrees in management and English from Huazhong University of Science & Technology. We believe Ms. Zhao is well qualified to serve on our board of directors because of her extensive experience in private equity investment as well as participation in complex transactions. Ms. Zhao is a CFA charter-holder.

Daniel John Paul Peart has served as an Independent Director on our board since August 2024. Mr. Peart holds a B.S. in engineering from Loughborough University in United Kingdom, and since July 2017, has served various corporate functions at Jaguar Land Rover for more than a decade including serving as Purchasing Vice President and Head of Central & Eastern Procurement. We believe Mr. Peart is well qualified to serve on our board of directors because of his extensive experiences in cross-border transactions, as well as his knowledge and experiences in corporate governance and operation for public companies.

Yan Liang has served as an Independent Director on our board since August 2024. Ms. Liang holds Bachelor of Finance from Shanghai International Studies University, since December 2021, has served as she has served as finance director and secretary of the board of directors for BaiXing.com since 2021, where she oversees financial and tax management, post-investment management as well as investor relationship. Prior to that, Ms. Liang was a Financial Consulting Partner at Suzhou Zhesida Management Consulting Co., Ltd. She provided corporate strategy consulting for tourism enterprise clients and corporate financial advisory services for startups and potential listed companies. Before her financial consulting career, from August 2014 to April 2019, Ms. Liang served as finance director of DerbySoft (Shanghai) Co. Ltd., a travel information technology company where she was heavily involved in engaging with financial and strategic investors and developing financing strategies for the company. Prior to that, Ms. Liang has ten years of IPO audit experience at E&Y China, including HSOL in NASDAQ, YOKU in NYSE, CEA in NYSE etc. Ms. Liang is a qualified CICPA, AICPA, CGMA and CIA. We believe Ms. Liang is well qualified to serve on our board of directors because of the confluence of her practical experience as corporate finance leader, her overall financial and market sophistication, and her broad network of relationships that can aid our search for an acquisition target.

Sze Wai Lee has served as an Independent Director on our board since August 2024. Mr. Lee has more than 28 years of experiences in accounting, finance and investment. Mr. Lee has served as chairman of the board of directors and the chief executive officer of Shanghai Yingli Investment Management Co., Ltd., a PRC registered company engaged in the media business in China under the brand name “Forbes China,” since 2018 and since 2015, he also serves as the executive director and chief executive officer of Shanghai Capital Resources Investment Management Company Ltd., a PRC registered company engaged in commodities trading. Mr. Lee received his bachelor’s degree in Accounting from University of Wollongong in 1992. Mr. Lee is also a CPA of CPA Australia and a fellow member of the Hong Kong Institute of CPA. Mr. Lee has also served as independent director and audit committee chair of Plutonian Acquisition Corp. which completed its business combination in June 2024. We believe Mr. Lee is qualified to serve on our board of directors due to his extensive financial, commercial, corporate strategy, investment and transaction experience.

Number, Terms of Office and Election of Officers and Directors

Our Board of Directors consists of 5 members. Each of our directors will hold office until terminated as described in the Articles and Memorandum of Association. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our ordinary shares.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Amended and Restated Memorandum and Articles of Association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our board has determined that each of Ms. Liang and Messrs. Lee and Peart are independent directors under applicable SEC and NASDAQ rules. Following the completion of our initial public offering, our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors have received any cash or non-cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NASDAQ through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Yan Liang who serves as Chairperson and Daniel John Paul Peart and Sze Wai Lee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Yan Liang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Yan Liang, Daniel John Paul Peart and Sze Wai Lee and Yan Liang serves as chairwoman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NASDAQ and the SEC.

Nominating Committee

We have established a nominating committee. The nominating committee is comprised of Yan Liang, Daniel John Paul Pear and Sze Wai Lee. Sze Wai Lee serves as Chairman of the committee. In accordance with Rule 5605 of the NASDAQ rules, all such directors are independent. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee will consider persons identified by its members, management, stockholders, investment bankers and others.

We have adopted a nominating committee charter, which details the principal functions of the nominating and, including:

●	Identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	Developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	Coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	Reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations

Our nominating committee will recommend to the board of directors candidates for nomination for appointment at the annual general meeting. We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or Board of Directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed copies of our Code of Ethics and our audit committee, compensation committee and nominating committee charters as exhibits to the registration statement of which the prospectus formed a part prior to its effectiveness. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, and contractors and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our Amended and Restated Memorandum and Articles of Association provides that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for to any director or officer on the one hand, and us, on the other.

Members of our management team may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, members of our management team could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Potential investors should also be aware of the following other potential conflicts of interest:

●	none of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Please see “— Directors, Executive Officers and Corporate Governance” for a description of our management’s other affiliations.

●	our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares, private placement shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares and private placement shares if we fail to consummate our initial business combination within 12 months from the closing of this offering (or up to 15 or 18 months from the closing of this offering if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units and underlying securities will be worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or saleable by our sponsor until the earlier of (x) six months after the date of the consummation of our initial business combination or (y) the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share surrenders, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (z) we consummate a subsequent liquidation, merger, share exchange or other similar transaction after our initial Business Combination which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units and underlying securities will not be transferable, assignable or saleable by our sponsor until after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and rights following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

●	our sponsor and members of our management team will directly or indirectly own our securities following this offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of this offering, our sponsor will have invested in us an aggregate of $2,433,480, comprised of the $25,000 purchase price for the founder shares (or approximately $0.02 per share) and the $2,408,480 purchase price for the private placement units. Accordingly, our sponsor and management team may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

●	certain members of our management team will receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	in the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or members of our management team; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Jialuan Ma	Qomolangma Acquisition Corp.	Special Purpose Acquisition Company	Director

Jiawen Zhao	The Balloch (Holding) Group	Investment	Investment Director

Shaokang Lu	The Balloch (Holding) Group	Investment	Investment Director

Sze Wai Lee	Shanghai Yingli Investment Management Co., Ltd.	Media	Chairman of the board of directors and CEO

Yan Liang	Suzhou Zhesida Management Consulting Co., Ltd.	Management consulting	Financial Consulting Partner Independent director

Daniel John Paul Peart	Jaguar Land Rover	Automobile production	Head of Central & Eastern Europe Procurement

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination, because the specific focuses of a majority of these entities differ from our focus and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement units following this offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within 12 months or up to 18 months from the closing of this offering, or by such earlier liquidation date as our board of directors may approve, the founder shares and private placement units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them (and their permitted transferees will agree) and any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions. We also will obtain a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us during the year ended March 31, 2025.

No compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our founders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is). Directors, officers and founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After completion of our initial business combination, members of our management team who remain with us may be paid employment, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in an Exchange Act filing such as Current Report on Form 8-K, as required by the SEC.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards to our executive officers or other employees of the Company and therefore do not have a policy regarding the timing of grants of option awards in relation to the disclosure of material non-public information by the Company.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if we are found to have misstated its financial results. We have adopted our Executive Compensation Clawback Policy (the “Clawback Policy”) in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board of directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement. The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97.1 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 26, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers, directors and director nominees that beneficially own ordinary shares; and

●	all our officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

In the table below, the percentage ownership is based on 7,658,348 ordinary shares (which includes ordinary shares that are underlying the units) issued and outstanding as of June 26, 2025. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of rights as the rights are not convertible within 60 days of this Report.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
UY Scuti Investments Limited(2)(3)	1,678,348	21.92%
Jialuan Ma(4)
Sze Wai Lee(4)	-	-
Daniel John Paul Peart(4)	-	-
Shaokang Lu(4)	-	-
Jiawen Zhao(4)	-	-
Yan Liang(4)	-	-
All directors and officers as a group (six individuals)	1,678,348	21.92%
Harraden Circle Investments, LLC (5)	665,000	9.96%
Feis Equities LLC / Lawrence M. Feis (6)	362,009	7.24%
Mizuho Financial Group, Inc. (7)	554,945	8.3%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 39 E Broadway, Ste 603, New York, NY 10002.

(2)	Represents shares held by our sponsor. Our sponsor is controlled by Guojian Zhang. UY Scuti Investments Limited possess the sole voting power and sole dispositive power with respect to the 1,678,348 ordinary shares held by UY Scuti Investments Limited. Information is based solely on a report on Schedule 13D filed by UY Scuti Investments Limited on April 15, 2025. The principal business office of UY Scuti Investments Limited is 39 East Broadway, Suite 603, New York, New York, 10002.

(3)	Includes the 240,848 private placement units purchased by our sponsor simultaneously with the consummation of the initial public offering.

(4)	Such individual does not beneficially own any of our ordinary shares. However, such an individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.

(5)	Represents shares directly beneficially owned by Harraden Circle Investments, LLC (“Harraden Adviser”), Harraden Circle Investors GP, LP (“Harraden GP”), Harraden Circle Investors GP, LLC (“Harraden LLC”), Harraden Circle Investors, LP (“Harraden Fund”), Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”), Harraden Circle Strategic Investments, LP (“Harraden Strategic Fund”), and Frederick V. Fortmiller, Jr. is the managing member of each of Harraden LLC and Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Adviser, Harraden GP, Harraden LLC, Harraden Fund, Harraden Special Op Fund, and Harraden Strategic Fund. Information is based solely on a report from a Schedule 13 G filed on April 7, 2025. The business address of each of the foregoing is 299 Park Avenue, 21st Floor, New York, New York 10171.

(6)

Represents shares directly beneficially owned by Feis Equities LLC (“Feis”) and Lawrence M. Feis (“Lawrence”). Feis and Lawrence possess the sole voting power and sole dispositive power with respect to the 362,009 ordinary shares held by Feis and Lawrence. Information is based solely on a report on Schedule 13G filed by Feis and Lawrence on April 8, 2025. The principal business office of Feis and Lawrence is located at 1740 Waukegan Road, Suite 206, Glenview, Illinois 60025.

(7)	Represent shares directly beneficially owned by Mizuho Financial Group, Inc. (“Mizuho”). Mizuho posses the sole voting power and sole dispositive power with respect to the 554,945 ordinary shares held by Mizuho. Information is based solely on a report on Schedule 13G filed on May 13, 2025. The business address of Mizuho is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Due to the abovementioned section, the Company conducts periodic review of such forms furnished to us and written representations from certain reporting persons. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis during the fiscal year ended March 31, 2025, with the exception of the following late filed Form 3s. These consist of the following: 1. The late filed Form 3 reflecting the ownership of ordinary shares beneficially owned by our Chief Financial Officer, Shaokang Lu. The delinquent filing was due to an administrative oversight and the required Form 3 has been filed with the Securities and Exchange Commission on April 2, 2025. 2. The late filed Form 3 reflecting the ownership of ordinary shares beneficially owned by our Sponsor, UY Scuti Investments Limited. The delinquent filing was due to an administrative oversight and the required Form 3 has been filed with the Securities and Exchange Commission on April 2, 2025. 3. The late filed Form 3 reflecting the ownership of ordinary shares beneficially owned by one of our independent directors, Daniel John Paul Peart. The delinquent filing was due to an administrative oversight and the required Form 3 has been filed with the Securities and Exchange Commission on May 21, 2025.

Item 13. Certain Relationships, and Related Transactions and Director Independence

On August 2, 2024, our sponsor entered into a subscription agreement with us to purchase 1,725,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. Due to the reduction in the offering size, we and our sponsor subsequently amended such securities subscription agreement, pursuant to which we subsequently cancelled 287,500 founder shares such that our sponsor now owns an aggregate of 1,437,500 founder shares for an aggregate purchase price of $25,000. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

Our sponsor purchased an aggregate of 240,848 private placement units at a price of $10.00 per unit in a private placement that closed simultaneously with the closing of the initial public offering. Each unit consists of one private placement share and one private placement right granting the holder thereof the right to receive one-fifth (1/5) of an ordinary share upon the consummation of an initial business combination. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We entered into an Administrative Services Agreement with UY Scuti Investments Limited, our sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, an affiliate of our sponsor will be paid a total of $180,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Pursuant to a letter agreement that we entered into with each of our officers, directors and Sponsor, the founder shares, private placement units and any underlying securities are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement entered into with us by our sponsor. Those lock-up provisions provide that such securities are not transferable or saleable in the case of (A) the founder shares, until the earlier of (x) six months after the date of the consummation of our initial business combination or (y) the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share surrenders, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (z) we consummate a subsequent liquidation, merger, share exchange or other similar transaction after our initial Business Combination which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property; and (B) in the case of the private placement units and the underlying securities, until the completion of our initial business combination, except in each case (a) to our sponsor’s officers or directors, any affiliates or family members of our sponsor or any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the event of our liquidation prior to our completion of our initial business combination; or (f) by virtue of the laws of the Cayman Islands or our sponsor’s constitutional documents upon dissolution of our sponsor; provided, however, that in the case of clauses (a) through (e) or (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions).

In addition, pursuant to the letter agreement with our initial stockholders, officers and directors, such persons have also agreed: (i) to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination, (ii) to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within 12 months from the closing of this offering (or up to 18 months from the closing of this offering if we extend the period of time to consummate a business combination) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). If we submit our initial business combination to our public shareholders for a vote, our sponsor has agreed, pursuant to such letter agreement, to vote their founder shares, private placement shares and any public shares purchased during or after this offering in favor of our initial business combination.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor (and/or its designees) had agreed to loan us up to $500,000 to be used for a portion of the expenses of the initial public offering. As of March 31, 2025, December 31, 2024, and the date of the prospectus, we had received advances in the amount of nil, $416,584, and $416,584, respectively, which amount was included in the amounts that were due under the note. This loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2025 or the closing of the initial public offering. The loans were repaid upon the closing of the initial public offering out of the estimated $500,000 of funds reserved for the payment of offering expenses. The amount of the purchase price payable by our sponsor for the private placement units as described above and elsewhere were offset in part by amounts which may be due under the note. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement units and units issued upon conversion of working capital loans (if any), and the securities underlying the private placement units and the working capital loans (if any). Under this registration rights agreement, the holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we adopted was filed as an exhibit to the registration statement of which the prospectus formed a part.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we adopted was filed as an exhibit to the registration statement of which the prospectus formed a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor UY Scuti Investments Limited of $10,000 per month, for 12 months (or up to 18 months if we extend the period of time to consummate a business combination), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accountant Fees and Services.

WWC, P.C. has served as the independent registered public accounting firm from January 18, 2024, through June 5, 2025, and the total fees paid to them for such a period were $82,500, as described below. Such fees related to audit services provided by WWC, P.C. On June 5, 2025, the Audit Committee dismissed WWC, P.C. as the Company’s independent registered public accounting firm.

The following is a summary of fees paid or to be paid to WWC, P.C., for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WWC, P.C. in connection with our initial public offering and regulatory filings till June 5, 2025. The aggregate fees billed by WWC, P.C. for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K and Form S-1 for the respective periods and other required filings with the SEC through June 5, 2025 was $ 82,500 in total. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay WWC, P.C. for consultations concerning financial accounting and reporting standards for the period from January 18, 2024, through June 5, 2025.

Tax Fees. We did not pay WWC, P.C. for tax planning and tax advice for the period from January 18, 2024, through June 5, 2025.

All Other Fees. We did not pay WWC, P.C. for other services for the period from January 18, 2024, through June 5, 2025.

On June 5, 2025, the Audit Committee of the Board of Directors approved the engagement of Audit Alliance LLP (“Audit Alliance”) as our new independent registered public accounting firm for the fiscal year ended March 31, 2025 and 2024, and the audit fees for such period paid to Audit Alliance were $45,000.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services before the formation of the audit committee, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	The Financial statements listed on the Financial Statements Table of Contents

CONTENTS	PAGE(S)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 3487)	F-2
BALANCE SHEETS AS OF MARCH 31, 2025 AND 2024	F-3
STATEMENTS OF OPERATIONS FOR FISCAL YEAR ENDED MARCH 31, 2025 AND FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH MARCH 31, 2024	F-4
STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY FOR THE FISCAL YEAR ENDED MARCH 31, 2025 AND FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH MARCH 31, 2024	F-5
STATEMENTS OF CASH FLOWS FOR FISCAL YEAR ENDED MARCH 31, 2025 AND FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH MARCH 31, 2024	F-6
NOTES TO THE FINANCIAL STATEMENTS	F-7

Exhibit No.	Description
1.1	Underwriting Agreement between Registrant and Maxim Group LLC.(1)
3.1	Second Amended and Restated Memorandum and Articles of Association.(1).
4.1	Specimen Unit Certificate(2)
4.2	Specimen Ordinary Share Certificate(2)
4.3	Specimen Right Certificate(2)
4.4	Rights Agreement between Continental and the Registrant, dated as of March 31, 2025.(1)
10.1	Letter Agreement among the Registrant, and its officers, directors, Maxim Group LLC and UY Scuti Investments Limited, dated as of March 31, 2025(1).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant, dated as of March 31, 2025.(1)
10.3	Registration Rights Agreement between the Registrant and certain security holders, dated as of March 31, 2025(1).
10.4	Securities Subscription Agreement, dated August 2, 2024, between the Registrant and UY Scuti Investments Limited. (2)
10.5	Amended Securities Subscription Agreement between the Registrant and UY Scuti Investments Limited(2).
10.6	Private Placement Units Purchase Agreement between the Registrant and UY Scuti Investments Limited, dated as of March 31, 2025.(1).
10.7	Indemnity Agreement dated as of March 31, 2025 between the Company, its officers and directors(1)
10.8	Administrative Services Agreement, by and between the Registrant and UY Scuti Investments Limited, dated as of March 31, 2025(1).
10.9	Amended Securities Subscription Agreement, dated December 2, 2024, between the Registrant and UY Scuti Investments Limited(2).
14.1	Form of Code of Ethics(2)
19.1	Insider Trading Policy *
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy(2)
101.INS	XBRL Instance Document.*
101.SCH	XBRL Schema Document.*
101.CAL	XBRL Calculation Linkbase Document.*
101.DEF	XBRL Definition Linkbase Document.*
101.LAB	XBRL Label Linkbase Document.*
101.PRE	XBRL Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 4, 2025.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 11, 2025.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 11, 2025.

UY SCUTI ACQUISITION CORP.

By:	/s/ Jialuan Ma
Jialuan Ma
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jialuan Ma	Chief Executive Officer and Director	July 11, 2025
Jialuan Ma	(Principal Executive Officer)

/s/ Shaokang Lu	Chief Financial Officer	July 11, 2025
Shaokang Lu	(Principal Financial Officer)

/s/ Jiawen Zhao	Chief Investment Officer and Director	July 11, 2025
Jiawen Zhao

/s/ Sze Wai Lee	Director	July 11, 2025
Sze Wai Lee

/s/ Daniel John Paul Peart	Director	July 11, 2025
Daniel John Paul Peart

/s/ Yan Liang	Director	July 11, 2025
Yan Liang

UY Scuti ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

CONTENTS	PAGE(S)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 3487)	F-2
BALANCE SHEETS AS OF MARCH 31, 2025 AND 2024	F-3
STATEMENTS OF OPERATIONS FOR FISCAL YEAR ENDED MARCH 31, 2025 AND FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH MARCH 31, 2024	F-4
STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY FOR THE FISCAL YEAR ENDED MARCH 31, 2025 AND FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH MARCH 31, 2024	F-5
STATEMENTS OF CASH FLOWS FOR FISCAL YEAR ENDED MARCH 31, 2025 AND FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH MARCH 31, 2024	F-6
NOTES TO THE FINANCIAL STATEMENTS	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

UY Scuti Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UY Scuti Acquisition Corp. (the “Company”), as of March 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the year ended March 31, 2025 and for the period from January 18, 2024 (inception) through March 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended March 31, 2025 and for the period from January 18, 2024 (inception) through March 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As report in Note 1 to the financial statements, the Company incurred a net loss of $156,520 and negative cash flow of $203,779 in operating activities during the year ended March 31, 2025. As of that date, the Company had a working capital deficit of $138,268 and shareholders’ deficit of $163,268. These events or conditions indicate the existence of material uncertainty which may cast significant doubt on the Company’s ability to continue as going concern. The financial statements have been prepared on the going concern basis as management of the Company has evaluated and concluded that the management’s plans in regard to these matters are described in Note 1. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that the business combination might not happen within the 12-month period from the issuance date of these financial statements. These conditions indicate the existence of a material uncertainty which may cast significant doubt on the ability of the Company to continue as a going concern and therefore they may not be able to realize their assets and discharge their liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified in respect of this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company’s in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2025.

Singapore

July 11, 2025

UY SCUTI ACQUISITION CORP.

BALANCE SHEETS

	As of March 31
	2025	2024
Assets
Cash and cash equivalents	$17,221	$-
Deferred offering costs	222,095	90,000
Total Assets	$239,316	$90,000

Liabilities and Shareholders’ (Deficit) Equity
Current Liabilities
Accrued expenses	40,000	40,000
Due to related parties	-	31,748
Promissory Note - related party	337,584	-
Total Current Liabilities	$377,584	$71,748

Commitments and Contingencies – (see Note 6)

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 10,000,000 shares authorized; nil and nil shares issued and outstanding as of March 31, 2025 and 2024, respectively.	-	-
Ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,437,500 and 1,437,500 shares issued and outstanding as of March 31, 2025 and 2024, respectively*.	144	144
Additional paid-in capital	24,856	24,856
Accumulated deficit	(163,268)	(6,748)
Total Shareholders’ (Deficit) Equity	(138,268)	18,252
Total Liabilities and Shareholders’ (Deficit) Equity	$239,316	$90,000

*	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

UY SCUTI ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the fiscal year ended March 31, 2025	For the period from January 18, 2024 (inception) through March 31, 2024
Formation and operating costs	$156,520	$6,748
Net loss	$(156,520)	$(6,748)

Basic and diluted weighted average shares outstanding(1)	1,250,000	1,250,000

Basic and diluted net loss per ordinary share	$(0.11)	$(0.01)

(1)	Excludes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

UY SCUTI ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE FISCAL YEAR ENDED MARCH 31, 2025 AND FOR THE PERIOD FROM JANUARY 18, 2024
(INCEPTION) THROUGH MARCH 31, 2024

			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 18, 2024 (Inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor(1)	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(6,748)	(6,748)
Balance as of March 31, 2024	1,437,500	$144	$24,856	(6,748)	$18,252
Net loss	-	-	-	(156,520)	(156,520)
Balance as of March 31, 2025	1,437,500	$144	$24,856	$(163,268)	$(138,268)

(1)	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

UY SCUTI ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the fiscal year ended March 31, 2025	For the period from January 18, 2024 (inception) through March 31, 2024
Cash Flows from Operating Activities:
Net loss	(156,520)	(6,748)
Adjustments to reconcile net cash used in operating activities:
Formation and operating costs paid by Sponsor	57,336	6,748
Changes in operating assets and liabilities
Deferred offering costs	(104,595)	-
Net cash used in operating activities	(203,779)	-

Cash Flows from Financing Activities:
Proceeds from promissory note payable - related party	300,000	-
Repayment of promissory note payable - related party	(79,000)
Net cash generated by financing activities	221,000	-

Net change in cash	17,221	-
Cash at beginning of year/period	-	-
Cash at end of the year/period	$17,221	$-

Supplemental Disclosure of Non-cash Activities
Deferred offering costs paid by Sponsor in exchange for the issuance of ordinary shares	-	25,000
Deferred offering costs included in accrued expenses	40,000	40,000
Deferred offering cost paid by Sponsor	27,500	25,000
Paid off the advances from Sponsor balance by drawing down on the promissory note	$89,248	$-

The accompanying notes are an integral part of these financial statements.

UY SCUTI ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND BUSINESS DESCRIPTION

UY Scuti Acquisition Corp. (the “Company”), is a newly organized blank check company incorporated under the laws of the Cayman Islands with limited liability on January 18, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activities through March 31, 2025 are related to the Company’s formation and the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

The Company’s sponsor is UY Scuti Investments Limited (the “Sponsor”), a British Virgin Islands company. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and a Private Placement (as defined below) to the Sponsor (see Note 4).

The registration statement for the Company’s IPO was declared effective on March 31, 2025. On April 1, 2025, the Company consummated its IPO of 5,000,000 units (the “Public Units”), which is described in Note 3. Each Public Unit consists of one ordinary share of the Company, par value US$0.0001 per share (“Ordinary Share”) and one right to receive one-fifth (1/5th) of one Ordinary Share upon the consummation of an initial business combination (“Right”). The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $50,000,000.

Simultaneously with the closing of the IPO on April 1, 2025, the Company consummated the private placement (“Private Placement”) with UY Scuti Investments Limited, its Sponsor, of 227,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total gross proceeds of $2,275,000, which is described in Note 4. The Company also issued to Maxim Group LLC, the representative of the underwriter, 200,000 ordinary shares (the “Representative Shares”) on the closing of the IPO.

Transaction costs amounted to $3,019,884 consisting of $875,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $1,812,600 of the Representative Shares (discussed below), and $332,284 of other offering costs. At the IPO date, cash of $809,914 (which is net of funds used to repay the then outstanding balance of the Promissory Note described in Note 5) was held outside of the Trust Account (as defined below) and is available for working capital purposes.

In connection with the IPO, the underwriters were granted a 45-day option (the “Over-Allotment Option”) to purchase up to 750,000 additional units to cover over-allotments (the “Option Units”), if any. On April 7, 2025, the underwriter exercised the over-allotment option in part to purchase an additional 357,622 Option Units of the Company (the “Over-Allotment Option”) at an offering price of $10.00 per Option Unit of the Company, generating gross proceeds of $3,576,220 which was deposited into the Trust Account. In addition, on April 9, 2025, the underwriter exercised the remaining portion of the Over-Allotment Option to purchase an additional 392,378 Option Units of the Company at an offering price of $10.00 per Option Unit, for gross proceeds of $3,923,780, which amount was deposited into the Trust Account, which is described in Note 3.

Simultaneously with the issuance and sales of the Option Units, the Company completed a private placement sale of additional 13,348 units (the “Additional Private Units” and together with the Initial Private Units, collectively, the “Private Units”) to the Sponsor at a purchase price of $10.00 per Additional Private Unit, generating gross proceeds of $133,480, including the cancellation of $62,580 of indebtedness. In connection with the issuance and sales of the Option Units, the Company issued additional 30,000 Representative Shares to the Representative. The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs.

As of April 9, 2025, an aggregate of $57,500,000 has been deposited in the Trust Account established in connection with the IPO.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a business combination successfully.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding income taxes payable on the interest earned) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, management has agreed that $10.00 per Unit sold in the IPO, including a portion of the proceeds of the sale of the Private Units, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any ordinary shares sold as part of the units in this offering (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination within 12 months from the closing of this offering or up to 18 months from the closing of the initial public offering (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s ordinary shares, and (c) the redemption of the Company’s public shares if it has not consummated the business combination within 18 months from the closing of this offering or during any Extension Period, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if the Company has not consummated an initial business combination within 18 months from the closing of this offering, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 18 months from the closing of the IPO or during any Extension Period to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within the 18 months from the closing of this offering or during any Extension Period.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

The Company will have until April 1, 2026 (or up to October 1, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination by April 1, 2026 (or up to October 1, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by April 1, 2026 (or up to October 1, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months).

Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit an aggregate of $500,000, or up to $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per public share in either case), on or prior to the date of the applicable deadline, for each three-month extension (or up to an aggregate of $1,000,000 (or $1,150,000 if the underwriters’ over-allotment option is exercised in full), or $0.20 per public share if the Company extends for the full six months).

Going Concern Consideration

As of March 31, 2025, the Company had $17,221 of cash and cash equivalents, a working capital deficit of $138,268 and shareholders’ deficit of $163,268. For the fiscal year ended March 31, 2025, we had a net loss of $156,520 and negative cash flow of $203,779 in operating activities. As discussed above, the Company received $337,584 in advances from our sponsor and upon completion of the IPO, $809,914 of cash was held outside of the Trust Account and no balance due to the sponsor. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has until April 1, 2026 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

As of March 31, 2025, we received $337,584 in advances from our sponsor, which amount was included as amounts owed under the promissory note with our sponsor. Upon the closing of our IPO, we had no balance due to the sponsor.

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are as of a date prior to the completion of the IPO and Private Placement described in Note 1, and therefore do not reflect the accounting for the sale of securities in the IPO and Private Placement, along with the offering costs incurred, including the issuance of the Representative Shares.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, the Company have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument.

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Chief Executive Officer and Chairman of the Board, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash and cash equivalents of $17,221 and nil as of March 31, 2025 and 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, in Hong Kong, which, at times, may exceed the Deposit Protection Scheme (the “DPS”) HK$500,000 (approximately $64,000). The Company has not experienced losses on these accounts.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1. Deferred offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of March 31, 2025, and 2024, the Company had deferred offering costs of $222,095 and $90,000, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of up to 187,500 shares ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5). As of March 31, 2025, and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance as of April 1, 2024. The adoption resulted in disclosure changes only.

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of this ASU on its financial statements.

In November 2024, the FASB has released ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The purpose of this update is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling expenses, general and administrative expenses, and research and development expenses). ASU 2024-04 is effective for all public business entities, for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Any entity qualified as public business entity shall apply ASU 2024-04 prospectively to financial statements issued for current period and all comparative periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

In November 2024, the FASB issued No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — INITIAL PUBLIC OFFERING

On April 1, 2025, the Company sold 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-fifth (1/5) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of 5 in order to receive shares for all of their Public Rights upon closing of a Business Combination. The Company had also granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any.

On April 7, 2025, the underwriter exercised the over-allotment option in part to purchase an additional 357,622 Option Units of the Company (the “Over-Allotment Option”) at an offering price of $10.00 per Option Unit of the Company, generating gross proceeds of $3,576,220 which was deposited into the Trust Account. In addition, on April 9, 2025, the underwriter exercised the remaining portion of the Over-Allotment Option to purchase an additional 392,378 Option Units of the Company at an offering price of $10.00 per Option Unit, for gross proceeds of $3,923,780, which amount was deposited into the Trust Account.

The holders of the Units became eligible to separately trade the ordinary shares and the Public Rights beginning on May 27, 2025.

Note 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 227,500 Initial Private Placement Units at a price of $10.00 per Initial Private Placement Units for an aggregate purchase price of $2,275,000. Each Initial Private Placement Unit was identical to the Public Units sold in the IPO except for certain registration rights and transfer restrictions.

Simultaneously with the issuance and sales of the Option Units, the Company completed the private placement sale of an additional 13,348 units to the Sponsor at a purchase price of $10.00 per Additional Private Unit. The Private Placement generated total proceeds of $2,408,480, including the cancellation of $337,580 of indebtedness.

Note 5 — RELATED PARTY TRANSACTIONS

Founder Shares

Pursuant to the Securities Subscription Agreement dated August 2, 2024, the Sponsor agreed to purchase 1,725,000 ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. Due to the reduction in the offering size, the Company and sponsor subsequently entered into the Amended Subscription Agreement pursuant to which the Sponsor agreed to surrender for no consideration, and the Company subsequently cancelled, 287,500 ordinary shares previously issued the Sponsor, such that the Sponsor then held 1,437,500 Founder Shares purchased for an aggregate price of $25,000, with a par value $0.0001.

As of March 31, 2025, and 2024, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 7, 2025, the underwriter exercised the Over-Allotment Option in part to purchase an additional 357,622 Units of the Company. On April 7, 2025, the underwriter notified the Company of its exercise of the remaining portion of the Over-Allotment Option to purchase an additional 392,378 Units of the Company at an offering price of $10.00 per Unit. Upon the full exercise of the over-allotment option, all of the 187,500 Founder Shares will no longer be subject to forfeiture.

The Founder shares except as described below, are identical to the ordinary shares included in the units being sold in this offering, and holders of Founder shares have the same shareholder rights as public shareholders, except that (a) the Founder shares are subject to certain transfer restrictions, as described in more detail below; (b) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to their Founder shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder shares and private placement shares if the Company fails to complete our initial business combination within 12 months from the closing of this offering (or up to 18 months from the closing of this offering if the Company extend the period of time to consummate a business combination, as described in more detail in this prospectus) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete the Company’s initial business combination within the prescribed time frame) and (c) are entitled to certain registration rights to provide for the resale of such shares under the Securities Act. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder shares, private shares and any public shares purchased during or after this offering in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after this offering.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third-party claims.

The initial shareholders have agreed, not to transfer, assign or sell 100% of its Founder Shares until the earlier of (x) six months after the date of the consummation of the Company’s initial business combination or (y) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share surrenders, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (z) the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction after its initial Business Combination which results in all of its shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note – related party

On June 20, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company closes the IPO. On January 27, 2025, the Promissory Note was amended and restated to be payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the offering. The balance of Promissory Note was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on April 1, 2025.

As of March 31, 2025, and 2024, the principal amount due and owing under the Promissory Note was $337,584 and nil, respectively.

Due to related parties

As of March 31, 2025, and 2024, the Company had a balance of nil and $31,748 and, respectively, due to a related party, the Sponsor, to cover the Company’s formation and operating costs as well as deferred offering costs. During the fiscal year ended March 31, 2025, the Company has paid off the amount due to Sponsor by drawing down the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it intends to repay such loaned amount at closing. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans made by the Sponsor, the Company’s officers and directors, or the Company’s or their affiliates to the Company prior to or in connection with its initial Business Combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of its initial Business Combination. The units would be identical to the Placement Units. As of March 31, 2025, the Company had no borrowings under the Related Party Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Note 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Placement Units (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted Maxim, the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

The underwriters will be entitled to a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $875,000 (or $1,006,250 if the over-allotment option is exercised in full). Additionally, the Company issued the underwriter 4% of the gross proceeds of this offering as underwriting discounts and commissions in the form of Representative Shares at a price of $10.00 per ordinary share, which will equal 200,000 shares (or 230,000 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of this offering.

In connection with the closing of the IPO, the Company issued 200,000 Representative Shares to the underwriter. In connection with the issuance and sales of the Option Units, the Company issued an additional 30,000 Representative Shares to Maxim, the representative of the underwriters.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110I (1). Pursuant to FINRA Rule 5110I(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales in the IPO except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates.

Note 7 — SHAREHOLDERS’ EQUITY

Preference Share

The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary shares

The Company is authorized to issue 490,000,000 shares of ordinary share with $0.0001 par value.

Pursuant to the Securities Subscription Agreement dated August 2, 2024, the Sponsor agreed to purchase 1,725,000 Founder Shares for an aggregate price of $25,000. Due to the reduction in the offering size, the Company and sponsor subsequently entered into the Amended Subscription Agreement pursuant to which the Sponsor agreed to surrender for no consideration and the Company subsequently cancelled, 287,500 ordinary shares previously issued the Sponsor, such that the Sponsor then held 1,437,500 Founder Shares purchased for an aggregate price of $25,000, with a par value $0.0001.

As of March 31, 2025, and 2024, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will receive one-fifth (1/5) of an ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of our initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) of a share underlying each right upon consummation of the Business Combination unless otherwise waived in the course of the Business Combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law.

Note 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. The Company does not have an operating income and therefore, it does not have any revenue. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. The Company’s significant expenses were formation and operating costs as detailed below. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the fiscal year ended March 31, 2025	For the period from January 18, 2024 (inception) through March 31, 2024
Formation and operating costs	$156,520	$6,748

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period. Formation and operating costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

As of March 31, 2025, and 2024, the Company had total assets of $239,316 and $90,000, respectively. See the Company’s balance sheets for additional information.

Note 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that would have required adjustment or disclosure in the financial statements.

As discussed in Note 1, 3, and 4, on April 1, 2025, the Company consummated its IPO of 5,000,000 Units at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement of 227,500 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,275,000, including the cancellation of $275,000 of indebtedness. The Company had also granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any.

As discussed in Note 5, on April 1, 2025, the Company repaid the then outstanding Promissory note - related party balance of $337,584 to the Sponsor upon the closing of the IPO.

As discussed in Note 1, 3, 4, and 5, on April 7, 2025, the underwriter exercised of the Over-Allotment Option in part to purchase an additional 357,622 Units of the Company at an offering price of $10.00 per Unit, generating gross proceeds of $3,576,220, which was deposited into the Trust Account. In addition, on April 9, 2025, the underwriter exercised the remaining portion of the Over-Allotment Option to purchase an additional 392,378 Units of the Company at an offering price of $10.00 per Unit, which resulted in gross proceeds of $3,923,780 and was deposited into the Trust Account. Upon the full exercise of the over-allotment option, all of the 187,500 Founder Shares are no longer be subject to forfeiture. Simultaneously with the closing of the Over-Allotment Option, the Company consummated the sale of a total of 13,348 additional Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $133,480, including the cancellation of $62,580 of indebtedness.

As discussed in Note 3, the holders of the Units were granted the right to separately trade the ordinary shares and the Public Rights beginning on May 27, 2025.