Form 10-Q
period 2025-06-30
UY Scuti Acquisition Corp.
filed 2025-08-06
CIK 2036973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-42577

UY Scuti Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 E. Broadway, Suite 603

New York, New York 10002

(Address of principal executive offices)

(412) 947-0514

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.0001 par value, and one right	UYSCU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.0001 par value	UYSC	The Nasdaq Stock Market LLC
Rights to receive one-fifth (1/5th) of one Ordinary Share	UYSCR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2025, assuming all units have been separated, the registrant had 7,658,348 ordinary shares, $0.0001 par value per share, issued and outstanding.

UY SCUTI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

Part I. Financial Information

Item 1. Financial Statements

UY SCUTI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	As of
	June 30 2025	March 31, 2025
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$282,083	$17,221
Prepaid expenses	335,625	-
Deferred offering costs	-	222,095
Total Current Assets	$617,708	$239,316

Non-current assets
Cash held in Trust Account	58,066,531	-
Total non-current Assets	$58,066,531	$-

Total Assets	$58,684,239	$239,316

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	10,000	40,000
Due to related party	30,000	-
Promissory Note - related party	-	337,584
Total Current Liabilities	$40,000	$377,584

Commitments and Contingencies – (see Note 6)	53,776,988	-

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 10,000,000 shares authorized; nil and nil shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively.	-	-
Ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,437,500 and 1,908,348 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) as of June 30, 2025 and March 31, 2025, respectively*.	191	144
Additional paid-in capital	4,698,250	24,856
Retained earnings (accumulated deficit)	168,810	(163,268)
Total Shareholders’ Equity (Deficit)	4,867,251	(138,268)
Total Liabilities and Shareholders’ Equity (Deficit)	$58,684,239	$239,316

*	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of March 31, 2025. As a result of the underwriter’s full exercise of its over-allotment option on April 7 and April 9, 2025, no Founder Shares are currently subject to forfeiture as of June 30, 2025. (see Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME AND LOSS

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Operating expenses	$234,453	$30,000
Loss from Operations	$(234,453)	$(30,000)
Other income:
Interest earned on cash held in Trust Account	566,531	-
Income (loss) before income taxes	332,078	(30,000)
Income taxes expense	-	-
Net income (loss)	$332,078	$(30,000)

Other comprehensive income	$-	$-
Comprehensive income (loss)	$332,078	$(30,000)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,691,280	-
Basic and diluted net income per ordinary share, redeemable ordinary shares	$0.13	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,904,952	1,250,000
Basic and diluted net loss per ordinary share, redeemable ordinary shares	$(0.22)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2025

			Additional	Retained earnings	Total Shareholders’
	Ordinary Shares		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of March 31, 2025	1,437,500	$144	$24,856	$(163,268)	$(138,268)
Proceeds allocated to Public Rights	-	-	5,387,388	-	5,387,388
Sale of private placement shares	240,848	24	2,408,456	-	2,408,480
Issuance of representative shares	230,000	23	2,112,577	-	2,112,600
Underwriters’ discount and other offering expenses	-	-	(3,264,646)	-	(3,264,646)
Accretion of ordinary share subject to redemption value	-	-	(1,970,381)	-	(1,970,381)
Net income	-	-	-	332,078	332,078
Balance as of June 30, 2025 (Unaudited)	1,908,348	$191	$4,698,250	$168,810	$4,867,251

(1)	As a result of the underwriter’s full exercise of its over-allotment option on April 7 and April 9, 2025, no Founder Shares are currently subject to forfeiture as of June 30, 2025. (see Note 5)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2024	1,437,500	$144	$24,856	$(6,748)	$18,252
Net loss				(30,000)	(30,000)
Balance as of June 30, 2024 (Unaudited)	1,437,500	$144	$24,856	$(36,748)	$(11,748)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$332,078	$(30,000)
Adjustments to reconcile net cash used in operating activities:
Operating cost paid by Sponsor	-	30,000
Interest earned on cash held in Trust Account	(566,531)	-
Changes in operating assets and liabilities		-
Prepaid expenses	(335,625)	-
Accrued expenses	(30,000)	-
Due to related party	30,000	-
Net cash used in operating activities	(570,078)	-

Cash Flows from Investing Activity:
Investment of cash in Trust Account	(57,500,000)	-
Net cash used in investing activity	(57,500,000)	-

Cash Flows from Financing Activities:
Repayment of promissory note payable - related party	(337,584)	-
Proceeds from sale of public units through public offerings, net of underwriters’ discount	56,493,744	-
Proceeds from ordinary shares issued in private placement	2,408,480	-
Payment of offering costs	(229,700)	-
Net cash generated by financing activities	58,334,940	-

Net change in cash	264,862	-
Cash at beginning of the period	17,221	-
Cash at end of the period	$282,083	$-

Supplemental Disclosure of Non-cash Activities
Deferred offering cost paid by Sponsor	$-	$27,500
Representative shares issued and charged to offering costs	$2,112,600	$-
Accretion of ordinary shares subject to redemption value	$(1,970,381)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — ORGANIZATION AND BUSINESS DESCRIPTION

UY Scuti Acquisition Corp. (the “Company” or “UY Scuti”), is a newly organized blank check company incorporated under the laws of the Cayman Islands with limited liability on January 18, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activities through June 30, 2025 are related to the Company’s formation and the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

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

Transaction costs associated with the IPO and exercise of Over-Allotment Option amounted to $3,570,651, consisting of $1,006,256 and $2,112,600 of underwriting commissions which were paid in cash and representative shares (230,000 ordinary shares) at the closing date of the IPO, respectively and $ 451,795 of other offering costs. At the IPO date, cash of $809,914 (which is net of funds used to repay the then outstanding balance of the Promissory Note described in Note 5) was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 18 months from the closing of the IPO or during any Extension Period to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within 18 months from the closing of this offering or during any Extension Period.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such an initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

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

On July 18, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Isdera Group Limited, a Cayman Islands company (“Isdera”), a company that shall become the parent company of Xinghui Automotive Technology (Hainan) Co., Ltd, a company in the business of designing automobiles in the People’s Republic of China (“Xinghui Automotive Technology”), and Xinghui Automotive Technology’s principal shareholders for a business combination. The aggregate consideration to be paid to Isdera shareholders upon consummation of the transactions contemplated by the Merger Agreement is such number of newly issued Purchaser Ordinary Shares determined by dividing the net value of Isdera, which was agreed to be $1,000,000,000, by $10.00 per share. See Note 9 to these Note to the Condensed Financial Statements for further information regarding this transaction.

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the unaudited condensed financial statements, have been included. Interim results for the three months ended June 30, 2025 are not necessarily indicative of results that may be expected through March 31, 2026 or for any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K as filed with the SEC on July 11, 2025. The accompanying condensed balance sheet as of June 30, 2025 has been derived from the audited balance sheet included in the Form 10-K.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Chief Executive Officer and Chairman of the Board, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the unaudited condensed financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash and cash equivalents of $282,083 and $17,221 as of June 30, 2025 and March 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2025 and March 31, 2025, the Company had $58,066,531 and nil, respectively, in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, in Hong Kong, which, at times, may exceed the Deposit Protection Scheme (the “DPS”) HK$500,000 (approximately $64,000). As of June 30, 2025 and March 31, 2025, the Company has cash and cash equivalents of $282,083 and $17,221, respectively, deposited at a financial institution in Hong Kong, which the Company’s management believes is of a high credit quality. Such Deposit Insurance Regulations would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are higher than the coverage limit. Balances in excess of the insured amounts as of June 30, 2025 were approximately $218,000.

The Company has not experienced losses on such account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering cost amounted to $3,570,651, consisting of $1,006,256 and $2,112,600 of underwriting commissions which were paid in cash and representative shares (230,000 ordinary shares), respectively and $451,795 of other offering costs. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among public shares, public rights based on the relative fair values of public shares and public rights. Accordingly, $3,264,646 was allocated to public shares and charged to ordinary shares subject to possible redemption, and $306,005 was allocated to public rights and charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

All of the 5,750,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

The Company accounted for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) were classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, ordinary shares were classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a deemed dividend and charges against retained earnings or, in the absence of retained earnings, by charges against additional paid-in capital, over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

For the three months ended June 30, 2025, the Company recorded accretion of ordinary share subject to redemption value of $1,970,381.

As of June 30, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,387,388)
Offering costs allocated to redeemable shares	(306,005)
Plus:
Accretion of carrying value to redemption value	1,970,381
Ordinary shares subject to possible redemption as of June 30, 2025 (Unaudited)	$53,776,988

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended June 30, 2025 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income and loss is based on the following:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Net income (loss)	$332,078	$(30,000)
Less: Accretion of redeemable ordinary shares to redemption value	(1,970,381)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,638,303)	$(30,000)

	For the Three Months Ended
	June 30, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$(1,227,456)	$(410,847)
Accretion of redeemable ordinary shares to redemption value	1,970,381	-
Allocation of net income (loss)	$742,925	$(410,847)
Denominators:
Weighted-average ordinary shares outstanding	5,691,280	1,904,952

Basic and diluted earnings (loss) per share	$0.13	$(0.22)

	For the Three Months Ended
	June 30, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$-	$(30,000)
Denominators:
Weighted-average ordinary shares outstanding	-	1,250,000

Basic and diluted loss per share	$-	$(0.02)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyers and sellers would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The carrying amounts reported in the balance sheet for cash and cash equivalents, marketable securities held in trust account, accounts payable and accrued expenses and due to related party each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$58,066,531	$58,066,531	$-	$-

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$-	$-	$-	$-

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

In November 2024, the FASB issued No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its financial statements.

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

Note 3 — INITIAL PUBLIC OFFERING

On April 1, 2025, the Company sold 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-fifth (1/5) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of 5 in order to receive shares for all of their Public Rights upon closing of a Business Combination. The Company also granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any.

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

Note 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the IPO on April 1, 2025, the Sponsor purchased an aggregate of 227,500 Initial Private Placement Units at a price of $10.00 per Initial Private Placement Units for an aggregate purchase price of $2,275,000. Each Initial Private Placement Unit was identical to the Public Units sold in the IPO except for certain registration rights and transfer restrictions.

Simultaneously with the issuance and sales of the Option Units on April 7 and April 9, 2025, the Company completed the private placement sale of an additional 13,348 units to the Sponsor at a purchase price of $10.00 per Additional Private Unit. The Private Placement generated total proceeds of $2,408,480, including the cancellation of $337,580 of indebtedness.

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

As of March 31, 2025, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 7, 2025, the underwriter exercised the Over-Allotment Option in part to purchase an additional 357,622 Units of the Company. On April 7, 2025, the underwriter notified the Company of its exercise of the remaining portion of the Over-Allotment Option to purchase an additional 392,378 Units of the Company at an offering price of $10.00 per Unit. Upon the full exercise of the over-allotment option, all of the 187,500 Founder Shares will no longer be subject to forfeiture.

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

Promissory Note – related party

On June 20, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note was unsecured, interest-free and due on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company closes the IPO. On January 27, 2025, the Promissory Note was amended and restated to be payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the offering. The balance of Promissory Note was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on April 1, 2025.

As of June 30, 2025 and March 31, 2025, the principal amount due and owing under the Promissory Note was nil and $337,584 respectively. In connection with the closing of our IPO, the approximately $337,584 drawn down under the unsecured promissory note was repaid in full.

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

For the three months ended June 30, 2025, the Company has accrued $30,000 for the administrative support services provided by the Sponsor.

As of June 30, 2025 and March 31, 2025, the balance of amount due to the Sponsor were $30,000 and nil, respectively.

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

Underwriting Agreement

The Company granted Maxim, the representative of the underwriters, a 45-day option from the date of the Company’s IPO prospectus to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $875,000 (or $1,006,250 if the over-allotment option was exercised in full). Additionally, the Company issued the underwriter 4% of the gross proceeds of this offering as underwriting discounts and commissions in the form of Representative Shares at a price of $10.00 per ordinary share, which equaled 200,000 shares (or 230,000 shares if the underwriter’s overallotment option was exercised in full) upon the consummation of this offering.

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

Note 7 — SHAREHOLDERS’ EQUITY

Preference Share

The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and March 31, 2025, there were no preference shares issued or outstanding.

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

As of March 31, 2025, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On April 7, 2025, the underwriter exercised the Over-Allotment Option in part to purchase an additional 357,622 Units of the Company. On April 9, 2025, the underwriter notified the Company of its exercise of the remaining portion of the Over-Allotment Option to purchase an additional 392,378 Units of the Company at an offering price of $10.00 per Unit. Upon the full exercise of the over-allotment option, all of the 187,500 Founder Shares are no longer subject to forfeiture. As of June 30, 2025, there were 1,908,348 ordinary shares issued and outstanding.

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

Note 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. The Company does not have an operating income and therefore, it does not have any revenue. The Company will not generate any operating revenue until after the completion of the Business Combination, at the earliest. The Company’s significant expenses were formation and operating costs as detailed below. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2025	March 31, 2025
	(Unaudited)	(Audited)
Cash and cash equivalents	$282,083	$17,221
Cash held in Trust Account	$58,066,531	$-

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Operating expenses	$234,453	$30,000
Interest earned on cash held in Trust Account	$566,531	$-

The CODM reviews income earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the statements of operations and comprehensive income and loss, are the significant segment expenses provided to the CODM on a regular basis.

Note 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the review, management identified the following subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 18, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Isdera Group Limited, a Cayman Islands company (“Isdera”), a company that shall become the parent company of Xinghui Automotive Technology (Hainan) Co., Ltd, a company in the business of designing automobiles in the People’s Republic of China (“Xinghui Automotive Technology”), and Xinghui Automotive Technology’s principal shareholders for a business combination. The Merger Agreement contemplates that (i) the Company shall form a company in the Cayman Islands as an exempted company and a wholly-owned subsidiary (the “Purchaser”) and (ii) Purchaser shall form a company in the Cayman Islands as an exempted company and a wholly-owned subsidiary (the “Merger Sub”) for the purposes of consummating the business combination transactions described in the Merger Agreement. Pursuant to the Merger Agreement, the Company will merge with and into Purchaser, resulting in the Company’s shareholders becoming shareholders of the Purchaser and concurrently therewith, Merger Sub will merge with and into Isdera, with Isdera surviving the merger and resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of Isdera (the “Acquisition Merger”). Pursuant to the Merger Agreement, the aggregate consideration to be paid to Isdera shareholders for the Acquisition Merger is such number of newly issued Purchaser Ordinary Shares determined by dividing the net value of Isdera, which was agreed to be $1,000,000,000, by $10.00 per share (the “Closing Payment Shares”). Concurrently with the execution of the Merger Agreement, a principal shareholder of Isdera entered into a support agreement with the Company, pursuant to which such shareholder of Isdera agreed not to transfer its shares of Isdera and to vote in favor of the business combination, subject to the terms of such shareholder support agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “UY Scuti,” “our,” “us” or “we” refer to UY Scuti Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities.

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

Pursuant to our amended and restated memorandum and articles of association, if we are unable to complete our initial business combination within the completion window of twelve (12) months from the consummation of our IPO, subject to our ability to extend such time period by up to six (6) months, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering and subsequent to our initial public offering, identifying a target company for an initial business combination. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and the initial business combination. Following the initial public offering, we will not generate any operating revenue until after completion of our initial business combination. We generated non-operating income in the form of interest income on investments held in trust and cash.

The operating costs incurred in the period from January 18, 2024 (inception) to June 30, 2025 consist primarily of approximately $390,973 of professional fees, insurance, costs and fees associated with our financial reporting, listing and other public company costs as well as, subsequent to the Initial Public Offering, costs associated with legal, travel and other costs to identify and evaluate target businesses of approximately $730,000. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to our initial business combination.

For the three months ended June 30, 2025, we had net income of $332,078, which consists of operating costs of $234,453, offset by interest earned on cash held in the Trust Account of $566,531.

Recent Developments

On July 18, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Isdera Group Limited, a Cayman Islands company (“Isdera”), a company that shall become the parent company of Xinghui Automotive Technology (Hainan) Co., Ltd, a company in the business of designing automobiles in the People’s Republic of China (“Xinghui Automotive Technology”), and Xinghui Automotive Technology’s principal shareholders for a business combination. The Merger Agreement contemplates that (i) the Company shall form a company in the Cayman Islands as an exempted company and a wholly-owned subsidiary (the “Purchaser”) and (ii) Purchaser shall form a company in the Cayman Islands as an exempted company and a wholly-owned subsidiary (the “Merger Sub”) for the purposes of consummating the business combination transactions described in the Merger Agreement. Pursuant to the Merger Agreement, the Company will merge with and into Purchaser, resulting in the Company’s shareholders becoming shareholders of the Purchaser and concurrently therewith, Merger Sub will merge with and into Isdera, with Isdera surviving the merger and resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of Isdera (the “Acquisition Merger”). Pursuant to the Merger Agreement, the aggregate consideration to be paid to Isdera shareholders for the Acquisition Merger is such number of newly issued Purchaser Ordinary Shares determined by dividing the net value of Isdera, which was agreed to be $1,000,000,000, by $10.00 per share (the “Closing Payment Shares”). Concurrently with the execution of the Merger Agreement, a principal shareholder of Isdera entered into a support agreement with the Company, pursuant to which such shareholder of Isdera agreed not to transfer its shares of Isdera and to vote in favor of the business combination, subject to the terms of such shareholder support agreement.

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

The Company will use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We also have ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision, a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

The Company currently believes that it does not need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit. Such units would be identical to the private placement units issued to our sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In addition, if we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations.

As of June 30, 2025, the Company had $282,083 in cash and cash equivalents held outside of the Trust Account and working capital of $577,708. For the three months ended June 30, 2025, we had a net income of $332,078, which consists of operating costs of $234,453, offset by interest earned on cash held in the Trust Account of $566,531. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay: (1) the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to the Company; (2) our legal counsel a monthly fee of $5,000 for professional services as legal consulting. We began incurring these fees on April 1, 2025 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

Underwriting Agreement

The Company granted Maxim, the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $875,000 (or $1,006,250 including the full exercise of the over-allotment option). Additionally, the Company issued the underwriter 4% of the gross proceeds of the IPO as underwriting discounts and commissions in the form of Representative Shares at a price of $10.00 per ordinary share, which equaled 200,000 shares (or 230,000 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of the IPO.

In connection with the closing of the IPO, the Company issued 200,000 Representative Shares to the underwriter. In connection with the issuance and sales of the Option Units, the Company issued an additional 30,000 Representative Shares to Maxim, the representative of the underwriters.

Merger Agreement

On July 18, 2025, the Company has entered into an Agreement and Plan of Merger (the "Merger Agreement") with Isdera Group Limited, a Cayman Islands company (“Isdera”), a company that shall become the parent company of Xinghui Automotive Technology (Hainan) Co., Ltd, a company in the business of designing automobiles in the People’s Republic of China (“Xinghui Automotive Technology”), and Xinghui Automotive Technology’s principal shareholders for a business combination. The aggregate consideration to be paid to Isdera shareholders for the Acquisition Merger is such number of newly issued Purchaser Ordinary Shares determined by dividing the net value of Isdera, which was agreed to be $1,000,000,000, by $10.00 per share (the “Closing Payment Shares”).

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements as of June 30, 2025 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

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

Ordinary Shares Subject to Possible Redemption

All of the 5,750,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

The Company accounted for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) were classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, ordinary shares were classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a deemed dividend and charges against retained earnings or, in the absence of retained earnings, by charges against additional paid-in capital, over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income and loss include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended June 30, 2025 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The carrying amounts reported in the balance sheet for cash and cash equivalents, marketable securities held in trust account, accounts payable and accrued expenses and due to related parties each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC on July 11, 2025 and any additional filings made by the Company following such date. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

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

Net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $792,706. As of June 30, 2025, the Company had working capital of $577,708.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1 †	Merger Agreement, dated July 18, 2025, by and among Isdera Group Limited, Xinghui Automotive Technology (Hainan) Co., Ltd, and UY Scuti Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 24, 2025).
10.1	Parent Shareholder Lock-Up and Support Agreement, dated dated July 18, 2025, by and among Isdera Group Limited, Xinghui Automotive Technology (Hainan) Co., Ltd, and UY Scuti Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.
†	Certain exhibits and schedules, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish a supplemental copy of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment for any such exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UY SCUTI ACQUISITION CORP.

Date: August 6, 2025		/s/ Jialuan Ma
	Name:	Jialuan Ma
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025		/s/ Shaokang Lu
	Name:	Shaokang Lu
	Title:	Chief Financial Officer (Principal Financial Officer)