Form 10-Q
period 2025-09-30
UY Scuti Acquisition Corp.
filed 2025-11-14
CIK 2036973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 11, 2025, assuming all units have been separated, the registrant had 7,658,348 ordinary shares, $0.0001 par value per share, issued and outstanding.

UY SCUTI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

Part I. Financial Information

Item 1. Financial Statements

UY SCUTI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

Currency expressed in United States Dollars (“US$”), except for number of shares

	September 30 2025	March 31, 2025
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$8,849	$17,221
Prepaid expenses	300,417	-
Deferred offering costs	-	222,095
Total Current Assets	$309,266	$239,316

Non-current asset
Cash held in Trust Account	58,658,535	-
Total non-current Asset	$58,658,535	$-

Total Assets	$58,967,801	$239,316

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	25,000	40,000
Due to Sponsor	60,000	-
Promissory Note - related party	86,570	337,584
Total Current Liabilities	$171,570	$377,584

Commitments and Contingencies

Ordinary shares subject to possible redemption, 5,7500,000 and nil shares issued and outstanding at redemption value of $10.49 and nil as of September 30, 2025 and March 31, 2025, respectively.	55,804,039	-

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 10,000,000 shares authorized; nil and nil shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively.	-	-
Ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,437,500 and 1,908,348 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) as of September 30, 2025 and March 31, 2025, respectively*.	191	144
Additional paid-in capital	2,671,199	24,856
Retained earnings (accumulated deficit)	320,802	(163,268)
Total Shareholders’ Equity (Deficit)	2,992,192	(138,268)
Total Liabilities and Shareholders’ Equity (Deficit)	$58,967,801	$239,316

*	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of March 31, 2025. As a result of the underwriter’s full exercise of its over-allotment option on April 7 and April 9, 2025, no Founder Shares are currently subject to forfeiture as of September 30, 2025. (see Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME AND LOSS

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses	$440,012	$49,836	$674,465	$79,836
Loss from Operations	$(440,012)	$(49,836)	$(674,465)	$(79,836)
Other income:
Interest earned on cash held in Trust Account	592,004	-	1,158,535	-
Income (loss) before income taxes	151,992	(49,836)	484,070	(79,836)
Income taxes expense	-	-	-	-
Net income (loss)	$151,992	$(49,836)	$484,070	$(79,836)

Other comprehensive income	$-	$-	$-	$-
Comprehensive income (loss)	$151,992	$(49,836)	$484,070	$(79,836)

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,908,348	1,250,000	1,906,669	1,250,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.24)	$(0.04)	$(0.46)	$(0.06)
Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,750,000	-	5,720,963	-
Basic and diluted net loss per ordinary share, redeemable ordinary shares	$0.11	$-	$0.24	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the three and six months ended September 30, 2025
			Additional	Retained earnings	Total Shareholders’
	Ordinary Shares		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of March 31, 2025	1,437,500	$144	$24,856	$(163,268)	$(138,268)
Proceeds allocated to Public Rights	-	-	5,387,388	-	5,387,388
Sale of private placement shares	240,848	24	2,408,456	-	2,408,480
Issuance of representative shares	230,000	23	2,112,577	-	2,112,600
Underwriters’ discount and other offering expenses	-	-	(3,264,646)	-	(3,264,646)
Accretion of ordinary share subject to redemption value	-	-	(1,970,381)	-	(1,970,381)
Net income	-	-	-	332,078	332,078
Balance as of June 30, 2025 (Unaudited)	1,908,348	$191	$4,698,250	$168,810	$4,867,251
Accretion of ordinary share subject to redemption value			(2,027,051)		(2,027,051)
Net income				151,992	151,992
Balance as of September 30, 2025 (Unaudited)	1,908,348	$191	$2,671,199	$320,802	$2,992,192

(1)	As a result of the underwriter’s full exercise of its over-allotment option on April 7 and April 9, 2025, no Founder Shares are currently subject to forfeiture as of September 30, 2025. (see Note 5)

	For the three and six months ended September 30, 2024
	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2024	1,437,500	$144	$24,856	$(6,748)	$18,252
Net loss	-	-	-	(30,000)	(30,000)
Balance as of June 30, 2024 (Unaudited)	1,437,500	$144	$24,856	$(36,748)	$(11,748)
Net loss	-	-	-	(49,836)	(49,836)
Balance as of September 30, 2024 (Unaudited)	1,437,500	$144	$24,856	$(86,584)	$(61,584)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENTS OF CASH FLOWS

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Six months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$484,070	$(79,836)
Adjustments to reconcile net cash used in operating activities:
Operating cost paid by Sponsor	86,570	57,336
Interest earned on cash held in Trust Account	(1,158,535)	-
Changes in operating assets and liabilities
Prepaid expenses	(300,417)	-
Accrued expenses	(15,000)	2,500
Due to Sponsor	60,000	20,000
Net cash used in operating activities	(843,312)	-

Cash Flows from Investing Activity:
Investment of cash in Trust Account	(57,500,000)	-
Net cash used in investing activity	(57,500,000)	-

Cash Flows from Financing Activities:
Repayment of promissory note payable - related party	(337,584)	-
Proceeds from sale of public units through public offerings, net of underwriters’ discount	56,493,744	-
Proceeds from ordinary shares issued in private placement	2,408,480	-
Payment of offering costs	(229,700)	-
Net cash generated by financing activities	58,334,940	-

Net change in cash	(8,372)	-
Cash at beginning of the period	17,221	-
Cash at end of the period	$8,849	$-

Supplemental Disclosure of Non-cash Activities
Initial classification of ordinary shares subject to possible redemption	$5,387,388	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$306,005	$-
Offering costs included in accrued offering costs	-	45,600
Deferred offering cost paid by Sponsor	$-	$27,500
Paid off the balance due to the sponsor by drawing down under the Promissory Note		84,836
Representative shares issued and charged to offering costs	$2,112,600	$-
Accretion of ordinary shares subject to redemption value	$(3,997,432)	$-

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

As of September 30, 2025, the Company had not commenced any operations. All activities through September 30, 2025 are related to the Company’s formation and the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

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

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the unaudited condensed financial statements, have been included. Interim results are not necessarily indicative of results that may be expected through March 31, 2026 or for any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K as filed with the SEC on July 11, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash and cash equivalents of $8,849 and $17,221 as of September 30, 2025 and March 31, 2025, respectively.

Cash Held in Trust Account

As of September 30, 2025 and March 31, 2025, the Company had $ 58,658,535 and nil, respectively, in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, in Hong Kong, which, at times, may exceed the Deposit Protection Scheme (the “DPS”) HK$500,000 (approximately $64,000). As of September 30, 2025 and March 31, 2025, the Company has cash and cash equivalents of $8,849 and $17,221, respectively, deposited at a financial institution in Hong Kong, which the Company’s management believes is of a high credit quality. Such Deposit Insurance Regulations would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are higher than the coverage limit. No balances was in excess of the insured amounts as of September 30, 2025.

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

For the three and six months ended September 30, 2025, the Company recorded accretion of ordinary share subject to redemption value of $3,997,432 and $2,027,051, respectively.

As of September 30, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,387,388)
Offering costs allocated to redeemable shares	(306,005)
Plus:
Accretion of carrying value to redemption value	3,997,432
Ordinary shares subject to possible redemption as of September 30, 2025 (Unaudited)	$55,804,039

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended September 30, 2025 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income and loss is based on the following:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Net income (loss)	$151,992	$(49,836)
Less: Accretion of redeemable ordinary shares to redemption value	(2,027,051)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,875,059)	$(49,836)

	For the Six Months Ended	For the Six Months Ended
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Net income (loss)	$484,070	$(79,836)
Less: Accretion of redeemable ordinary shares to redemption value	(3,997,432)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(3,513,362)	$(79,836)

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(1,407,822)	$(467,237)	$-	$(49,836)
Accretion of redeemable ordinary shares to redemption value	2,027,051	-	-	-
Allocation of net income (loss)	$619,229	$(467,237)	$-	$-
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,908,348	-	1,250,000
Basic and diluted earnings (loss) per share	$0.11	$(0.24)	$-	$(0.04)

	For the Six Months Ended September 30, 2025		For the Six Months Ended September 30, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(2,635,132)	$(878,230)	$-	$(79,836)
Accretion of redeemable ordinary shares to redemption value	3,997,432		-
Allocation of net income (loss)	$1,362,300	(878,230)	$-	$(79,836)
Denominators:
Weighted-average ordinary shares outstanding	5,720,963	1,906,669	-	1,250,000
Basic and diluted earnings (loss) per share	$0.24	$(0.46)	-	$(0.06)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$58,658,535	$58,658,535	$-	$-

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$-	$-	$-	$-

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

As of March 31, 2025, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 7, 2025, the underwriter exercised the Over-Allotment Option in part to purchase an additional 357,622 Units of the Company. On April 7, 2025, the underwriter notified the Company of its exercise of the remaining portion of the Over-Allotment Option to purchase an additional 392,378 Units of the Company at an offering price of $10.00 per Unit. Upon the full exercise of the over-allotment option, all of the 187,500 Founder Shares were no longer be subject to forfeiture.

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

Promissory Note – related party

On June 20, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note I”). The Promissory Note I was unsecured, interest-free and due on the earlier of: (i) December 31, 2024 or (ii) the date on which the Company closes the IPO. On January 27, 2025, the Promissory Note I was amended and restated to be payable on the earlier of (i) December 31, 2025, or (ii) the consummation of the offering. The balance of Promissory Note I was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on April 1, 2025.

As of March 31, 2025, the principal amount due and owing under the Promissory Note I was $337,584. In connection with the closing of our IPO, the approximately $337,584 drawn down under Promissory Note I was repaid in full.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it intends to repay such loaned amount at closing. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans made by the Sponsor, the Company’s officers and directors, or the Company’s or their affiliates to the Company prior to or in connection with its initial Business Combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of its initial Business Combination. The units would be identical to the Placement Units. As of March 31, 2025, the Company had no borrowings under related party loans.

On September 12, 2025, the Company issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to Sponsor. The Promissory Note II bears no interest and is repayable by the Company to the Sponsor in full on the earlier of: (i) March 31, 2026 or (ii) the date of consummation of the Business Combination (the “Maturity Date”). The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of September 30, 2025, the principal amount due and owing under the Promissory Note II was $86,570.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three and six months ended September 30, 2025, the Company has accrued $30,000 and $60,000, respectively, for the administrative support services provided by the Sponsor.

As of September 30, 2025 and March 31, 2025, the balance of amount due to the Sponsor were $60,000 and nil, respectively.

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

Note 7 — SHAREHOLDERS’ EQUITY

Preference Share

The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and March 31, 2025, there were no preference shares issued or outstanding.

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

As of March 31, 2025, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On April 7, 2025, the underwriter exercised the Over-Allotment Option in part to purchase an additional 357,622 Units of the Company. On April 9, 2025, the underwriter notified the Company of its exercise of the remaining portion of the Over-Allotment Option to purchase an additional 392,378 Units of the Company at an offering price of $10.00 per Unit. Upon the full exercise of the over-allotment option, all of the 187,500 Founder Shares are no longer subject to forfeiture. As of September 30, 2025, there were 1,908,348 ordinary shares issued and outstanding, which amount does not include any ordinary shares underlying Units that have not been separated as of such date.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2025	March 31, 2025
	(Unaudited)	(Audited)
Cash and cash equivalents	$8,849	$17,221
Cash held in Trust Account	$58,658,535	$-

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Operating expenses	$440,012	$49,836
Interest earned on cash held in Trust Account	$592,004	$-

	For the Six Months Ended September 30, 2025	For the Six Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Operating expenses	$674,465	$79,836
Interest earned on cash held in Trust Account	$1,158,535	$-

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

Note 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering and subsequent to our initial public offering, identifying a target company for an initial business combination, and entering into the Merger Agreement (as defined below) with Isdera Group Limited. Following the initial public offering, we will not generate any operating revenue until after completion of our initial business combination. We generated non-operating income in the form of interest income on investments held in trust and cash.

The operating costs incurred in the period from January 18, 2024 (inception) to September 30, 2025 consist primarily of approximately $837,733 of professional fees, insurance, costs and fees associated with our financial reporting, listing and other public company costs as well as, subsequent to the Initial Public Offering, costs associated with legal, travel and other costs to identify and evaluate target businesses of approximately $730,000. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to our initial business combination.

For the three months ended September 30, 2025, we had a net income of $151,992, which consists of interest earned on cash held in the Trust Account of $592,004, offset by operating costs of $440,012.

For the six months ended September 30, 2025, we had a net income of $484,070, which consists of interest earned on cash held in the Trust Account of $ 1,158,535, offset by operating costs of $674,465.

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

The Company will use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We also have ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition, we could use a portion of the funds not placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision, a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

The Company currently believes that it does not need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO, the proceeds held outside of the Trust Account, and as discussed below, amounts available to us under the Promissory Note II (defined below) for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit. Such units would be identical to the private placement units issued to our sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In addition, if we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations.

On September 12, 2025, the Company issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to Sponsor. The Promissory Note bears no interest and is repayable by the Company to the Sponsor in full on the earlier of: (i) March 31, 2026 or (ii) the date of consummation of the Business Combination (the “Maturity Date”). The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of September 30, 2025, the principal amount due and owing under the Promissory Note II was $86,570.

As of September 30, 2025, the Company had $8,849 in cash and cash equivalents held outside of the Trust Account and working capital of $137,696. For the three months ended September 30, 2025, we had a net income of $151,992, which consists of interest earned on cash held in the Trust Account of $592,004, offset by operating costs of $440,012. For the six months ended September 30, 2025, we had a net income of $484,070, which consists of interest earned on cash held in the Trust Account of $ 1,158,535, offset by operating costs of $674,465. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Registration Rights

Pursuant to an agreement entered into on March 31, 2025, our initial shareholders are entitled to registration rights requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements as of September 30, 2025 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

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

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income and loss include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended September 30, 2025 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $792,706. As of September 30, 2025, the Company had working capital of $137,696 .

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 12, 2025, we issued the Promissory Note II to the Sponsor. The outstanding principal balance of the Promissory Note II may be converted by the Sponsor into units of our securities at a conversion price equal to $10.00 per unit with each unit consisting of one ordinary share and one right to receive one-fifth of one ordinary share. For additional information regarding the Promissory Note II, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources”, which information is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1 †	Merger Agreement, dated July 18, 2025, by and among Isdera Group Limited, Xinghui Automotive Technology (Hainan) Co., Ltd, and UY Scuti Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 24, 2025).
10.1	Parent Shareholder Lock-Up and Support Agreement, dated dated July 18, 2025, by and among Isdera Group Limited, Xinghui Automotive Technology (Hainan) Co., Ltd, and UY Scuti Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2025.
10.2	Promissory Note issued September 12, 2025 to Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.
†	Certain exhibits and schedules, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish a supplemental copy of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment for any such exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UY SCUTI ACQUISITION CORP.

Date: November 14, 2025		/s/ Jialuan Ma
	Name:	Jialuan Ma
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025		/s/ Shaokang Lu
	Name:	Shaokang Lu
	Title:	Chief Financial Officer (Principal Financial Officer)