Form 10-Q
period 2025-12-31
UY Scuti Acquisition Corp.
filed 2026-02-03
CIK 2036973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of December 31, 2025, assuming all units have been separated, the registrant had 7,658,348 ordinary shares, $0.0001 par value per share, issued and outstanding.

UY SCUTI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

i

Part I. Financial Information

Item 1. Financial Statements

UY SCUTI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

Currency expressed in United States Dollars (“US$”), except for number of shares

	December 31 2025	March 31, 2025
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$8,849	$17,221
Prepaid expenses	92,708	-
Deferred offering costs	-	222,095
Total Current Assets	$101,557	$239,316

Non-current asset
Cash held in Trust Account	59,206,108	-
Total non-current Asset	$59,206,108	$-

Total Assets	$59,307,665	$239,316

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	40,000	40,000
Due to Sponsor	90,000	-
Promissory Note - related party	311,605	337,584
Total Current Liabilities	$441,605	$377,584

Commitments and Contingencies

Ordinary shares subject to possible redemption, 5,750,000 and nil shares issued and outstanding at redemption value of $10.30 and nil as of December 31, 2025 and March 31, 2025, respectively.	57,786,659	-

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 10,000,000 shares authorized; nil and nil shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively.	-	-
Ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,908,348 and 1,437,500 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) as of December 31, 2025 and March 31, 2025, respectively*.	191	144
Additional paid-in capital	688,579	24,856
Retained earnings (accumulated deficit)	390,631	(163,268)
Total Shareholders’ Equity (Deficit)	1,079,401	(138,268)
Total Liabilities and Shareholders’ Equity (Deficit)	$59,307,665	$239,316

*	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of March 31, 2025. As a result of the underwriter’s full exercise of its over-allotment option on April 7 and April 9, 2025, no Founder Shares are currently subject to forfeiture as of December 31, 2025. (see Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME AND (LOSS)

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses	$477,744	$52,145	$1,152,209	$131,981
Loss from Operations	$(477,744)	$(52,145)	$(1,152,209)	$(131,981)
Other income:
Interest earned on cash held in Trust Account	547,573	-	1,706,108	-
Income (loss) before income taxes	69,829	(52,145)	553,899	(131,981)
Income taxes expense	-	-	-	-
Net income (loss)	$69,829	$(52,145)	$553,899	$(131,981)

Other comprehensive income	$-	$-	$-	$-
Comprehensive income (loss)	$69,829	$(52,145)	$553,899	$(131,981)

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,908,348	1,250,000	1,907,232	1,250,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.25)	$(0.04)	$(0.71)	$(0.11)
Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,750,000	-	5,730,713	-
Basic and diluted net loss per ordinary share, redeemable ordinary shares	$0.10	$-	$0.33	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Three and Nine months Ended December 31, 2025
			Additional	Retained earnings	Total Shareholders’
	Ordinary Shares		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of March 31, 2025 (Audited)	1,437,500	$144	$24,856	$(163,268)	$(138,268)
Proceeds allocated to Public Rights	-	-	5,387,388	-	5,387,388
Sale of private placement shares	240,848	24	2,408,456	-	2,408,480
Issuance of representative shares	230,000	23	2,112,577	-	2,112,600
Underwriters’ discount and other offering expenses	-	-	(3,264,646)	-	(3,264,646)
Accretion of ordinary share subject to redemption value	-	-	(1,970,381)	-	(1,970,381)
Net income	-	-	-	332,078	332,078
Balance as of June 30, 2025 (Unaudited)	1,908,348	$191	$4,698,250	$168,810	$4,867,251
Accretion of ordinary share subject to redemption value	-	-	(2,027,051)	-	(2,027,051)
Net income	-	-	-	151,992	151,992
Balance as of September 30, 2025 (Unaudited)	1,908,348	$191	$2,671,199	$320,802	$2,992,192
Accretion of ordinary share subject to redemption value	-	-	(1,982,620)	-	(1,982,620)
Net income	-	-	-	69,829	69,829
Balance as of December 31, 2025 (Unaudited)	1,908,348	$191	$688,579	$390,631	$1,079,401

	For the Three and Nine Months Ended December 31, 2024
	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2024	1,437,500	$144	$24,856	$(6,748)	$18,252
Net loss	-	-	-	(30,000)	(30,000)
Balance as of June 30, 2024 (Unaudited)	1,437,500	$144	$24,856	$(36,748)	$(11,748)
Net loss	-	-	-	(49,836)	(49,836)
Balance as of September 30, 2024 (Unaudited)	1,437,500	$144	$24,856	$(86,584)	$(61,584)
Net loss	-	-	-	(52,145)	(52,145)
Balance as of December 31, 2024 (Unaudited)	1,437,500	$144	$24,856	$(138,729)	$(113,729)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENTS OF CASH FLOWS

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Nine Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$553,899	$(131,981)
Adjustments to reconcile net cash used in operating activities:
Operating cost paid by Sponsor	311,604	57,336
Amortization of prepaid expenses	393,126	-
Interest earned on cash held in Trust Account	(1,706,108)	-
Changes in operating assets and liabilities
Prepaid expenses	(485,833)	-
Accrued expenses	-	500
Due to Sponsor	90,000	-
Net cash used in operating activities	(843,312)	(74,145)

Cash Flows from Investing Activity:
Investment of cash in Trust Account	(57,500,000)	-
Net cash used in investing activity	(57,500,000)	-

Cash Flows from Financing Activities:
Proceeds from promissory note payable - related party	-	300,000
Repayment of promissory note payable - related party	(337,584)	-
Proceeds from sale of public units through public offerings, net of underwriters’ discount	56,493,744	-
Proceeds from ordinary shares issued in private placement	2,408,480	-
Payment of offering costs	(229,700)	(79,725)
Net cash generated by financing activities	58,334,940	220,275

Net change in cash	(8,372)	146,130
Cash at beginning of the period	17,221	-
Cash at end of the period	$8,849	$146,130

Supplemental Disclosure of Non-cash Activities
Initial classification of ordinary shares subject to possible redemption	$5,387,388	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$306,005	$-
Offering costs included in accrued offering costs	-	10,620
Deferred offering cost paid by Sponsor	$-	$27,500
Paid off the balance due to the sponsor by drawing down under the Promissory Note	-	89,248
Representative shares issued and charged to offering costs	$2,112,600	$-
Accretion of ordinary shares subject to redemption value	$5,980,052	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — ORGANIZATION AND BUSINESS DESCRIPTION

UY Scuti Acquisition Corp. (the “Company” or “UY Scuti”), is a blank check company incorporated under the laws of the Cayman Islands with limited liability on January 18, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activities through December 31, 2025 are related to the Company’s formation and the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination, entering into the Merger Agreement (as defined below) with Isdera Group Limited, and taking actions in connection with the business combination contemplated by the Merger Agreement. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

The Company’s sponsor is UY Scuti Investments Limited (the “Sponsor”), a British Virgin Islands company. Prior to consummating the IPO, the Company’s ability to commence operations was contingent upon obtaining adequate financial resources through the IPO (see Note 3) and a Private Placement (as defined below) to the Sponsor (see Note 4).

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

Transaction costs associated with the IPO and exercise of Over-Allotment Option amounted to $3,570,651, consisting of $1,006,256 and $2,112,600 of underwriting commissions which were paid in cash and representative shares (230,000 ordinary shares) at the closing date of the IPO, respectively and $ 451,795 of other offering costs. At the IPO date, cash of $809,914 (which is net of funds used to repay the then outstanding balance of the Promissory Note described in Note 5) was held outside of the Trust Account (as defined below) and available for working capital purposes.

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

Upon the closing of the IPO, management has agreed that $10.00 per Unit sold in the IPO, including a portion of the proceeds of the sale of the Private Units, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from the IPO held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any ordinary shares sold as part of the units in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination within 12 months from the closing of the IPO or up to 18 months from the closing of the IPO (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s ordinary shares, and (c) the redemption of the Company’s public shares if it has not consummated the business combination within 18 months from the closing of the IPO or during any Extension Period, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if the Company has not consummated an initial business combination within 18 months from the closing of the IPO, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 18 months from the closing of the IPO, including the Extension Period, to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within 18 months from the closing of the IPO or during any Extension Period.

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

Going concern consideration

The Company had a working deficit of $340,048 as of December 31, 2025 and negative cash flow of $843,312 in operating activities for the nine months ended December 31, 2025. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement and loans from our Sponsor pursuant to the Promissory Note II, described below. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on September 12, 2025, the Company issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to Sponsor. The Promissory Note II bears no interest and is repayable by the Company to the Sponsor in full on the earlier of: (i) March 31, 2026 or (ii) the date of consummation of the Business Combination (the “Maturity Date”). The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of December 31, 2025, the principal amount due and owing under the Promissory Note II was $311,605. (See Note 5).

The Company will have until April 1, 2026 (or up to October 1, 2026 if the Company extends the period of time to consummate a Business Combination two times, each by an additional three months) to complete its initial Business Combination, with respect to such ordinary shares so redeemed. There is a possibility that business combination might not happen within the prescribed period of time.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash and cash equivalents of $8,849 and $17,221 as of December 31, 2025 and March 31, 2025, respectively.

Cash Held in Trust Account

As of December 31, 2025 and March 31, 2025, the Company had $59,206,108 and nil, respectively, in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, in Hong Kong, which, at times, may exceed the Deposit Protection Scheme (the “DPS”) HK$500,000 (approximately $64,000). As of December 31, 2025 and March 31, 2025, the Company has cash and cash equivalents of $8,849 and $17,221, respectively, deposited at a financial institution in Hong Kong, which the Company’s management believes is of a high credit quality. Such Deposit Insurance Regulations would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are higher than the coverage limit. No balances was in excess of the insured amounts as of December 31, 2025.

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

For the three and nine months ended December 31, 2025, the Company recorded accretion of ordinary share subject to redemption value of $1,982,620 and $5,980,052, respectively.

As of December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,387,388)
Offering costs allocated to redeemable shares	(306,005)
Plus:
Accretion of carrying value to redemption value	5,980,052
Ordinary shares subject to possible redemption as of December 31, 2025 (Unaudited)	$57,786,659

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended December 31, 2025 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income and loss is based on the following:

	For the Three Months Ended	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Net income (loss)	$69,829	$(52,145)
Less: Accretion of redeemable ordinary shares to redemption value	(1,982,620)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,912,791)	$(52,145)

	For the Nine Months Ended	For the Nine Months Ended
	December 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Net income (loss)	$553,899	$(131,981)
Less: Accretion of redeemable ordinary shares to redemption value	(5,980,052)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(5,426,153)	$(131,981)

	For the Three Months Ended December 31, 2025		For the Three Months Ended December 31, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(1,436,152)	$(476,639)	$-	$(52,145)
Accretion of redeemable ordinary shares to redemption value	1,982,620	-	-	-
Allocation of net income (loss)	$546,468	$(476,639)	$-	$-
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,908,348	-	1,250,000
Basic and diluted earnings (loss) per share	$0.10	$(0.25)	$-	$(0.04)

	For the Nine Months Ended December 31, 2025		For the Nine Months Ended December 31, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(4,071,216)	$(1,354,937)	$-	$(131,981)
Accretion of redeemable ordinary shares to redemption value	5,980,052	-	-	-
Allocation of net income (loss)	$1,908,836	(1,354,937)	$-	$(131,981)
Denominators:
Weighted-average ordinary shares outstanding	5,730,713	1,907,232	-	1,250,000
Basic and diluted earnings (loss) per share	$0.33	$(0.71)	-	$(0.11)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$59,206,108	$59,206,108	$-	$-

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$-	$-	$-	$-

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

The Founder shares except as described below, are identical to the ordinary shares included in the units being sold in the IPO, and holders of Founder shares have the same shareholder rights as public shareholders, except that (a) the Founder shares are subject to certain transfer restrictions, as described in more detail below; (b) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to their Founder shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder shares and private placement shares if the Company fails to complete our initial business combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a business combination) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete the Company’s initial business combination within the prescribed time frame) and (c) are entitled to certain registration rights to provide for the resale of such shares under the Securities Act. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder shares, private shares and any public shares purchased during or after the IPO in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after the IPO.

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

As of March 31, 2025, the principal amount due and owing under the Promissory Note I was $337,584. In connection with the closing of our IPO, the approximately $337,584 drawn down under Promissory Note I was repaid in full. There was no balance due under Promissory Note I as of December 31, 2025.

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

On September 12, 2025, the Company issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to Sponsor. The Promissory Note II bears no interest and is repayable by the Company to the Sponsor in full on the earlier of: (i) March 31, 2026 or (ii) the date of consummation of the Business Combination (the “Maturity Date”). The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of December 31, 2025, the principal amount due and owing under the Promissory Note II was $311,605.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three and nine months ended December 31, 2025, the Company has accrued $30,000 and $90,000, respectively, for the administrative support services provided by the Sponsor.

As of December 31, 2025 and March 31, 2025, the balance of amount due to the Sponsor were $90,000 and nil, respectively.

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

The underwriters were entitled to a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $875,000 (or $1,006,250 if the over-allotment option was exercised in full). Additionally, the Company issued the underwriter 4% of the gross proceeds of the IPO as underwriting discounts and commissions in the form of Representative Shares at a price of $10.00 per ordinary share, which equaled 200,000 shares (or 230,000 shares if the underwriter’s overallotment option was exercised in full) upon the consummation of the IPO.

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

Note 7 — SHAREHOLDERS’ EQUITY

Preference Share

The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and March 31, 2025, there were no preference shares issued or outstanding.

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

As of March 31, 2025, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On April 7, 2025, the underwriter exercised the Over-Allotment Option in part to purchase an additional 357,622 Units of the Company. On April 9, 2025, the underwriter notified the Company of its exercise of the remaining portion of the Over-Allotment Option to purchase an additional 392,378 Units of the Company at an offering price of $10.00 per Unit. Upon the full exercise of the over-allotment option, all of the 187,500 Founder Shares are no longer subject to forfeiture. As of December 31, 2025, excluding shares subject to redemption, there were 1,908,348 ordinary shares issued and outstanding, including ordinary shares underlying Units that have not been separated as of such date.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2025	March 31, 2025
	(Unaudited)	(Audited)
Cash and cash equivalents	$8,849	$17,221
Cash held in Trust Account	$59,206,108	$-

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Operating expenses	$477,744	$52,145	$1,152,209	$131,981
Interest earned on cash held in Trust Account	$547,573	$-	$1,706,108	$-

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

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (the “IPO”) and the sale of the private placement units, and the proceeds of potential sales of our securities in connection with our initial business combination, debt or a combination of cash, stock and debt. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering and subsequent to our initial public offering, identifying a target company for an initial business combination, entering into the Merger Agreement (as defined below) with Isdera Group Limited, and taking actions in connection with the business combination contemplated by the Merger Agreement. Following the initial public offering, we will not generate any operating revenue until after completion of our initial business combination. We generated non-operating income in the form of interest income on investments held in trust and cash.

The operating costs incurred in the period from January 18, 2024 (inception) to December 31, 2025 consist primarily of approximately $1,315,477 of professional fees, insurance, costs and fees associated with our financial reporting, listing and other public company costs as well as, subsequent to the IPO, costs associated with legal, travel and other costs to identify and evaluate target businesses of approximately $730,000. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to our initial business combination.

For the three months ended December 31, 2025, we had a net income of $69,829, which consists of interest earned on cash held in the Trust Account of $547,573, offset by operating costs of $477,744.

For the nine months ended December 31, 2025, we had a net income of $553,899, which consists of interest earned on cash held in the Trust Account of $1,706,108, offset by operating costs of $1,152,209.

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

Going concern consideration

As of December 31, 2025, the Company had $8,849 in cash and cash equivalents held outside of the Trust Account and working capital of $137,696. For the three months ended December 31, 2025, we had a net income of $69,829, which consists of interest earned on cash held in the Trust Account of $547,573, offset by operating costs of $477,744. For the nine months ended December 31, 2025, we had a net income of $553,899, which consists of interest earned on cash held in the Trust Account of $1,706,108, offset by operating costs of $1,152,209. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

We had a working capital deficit of $340,048 as of December 31, 2025 and negative cash flow of $843,312 in operating activities for the nine months ended December 31, 2025. Subsequent to the consummation of the IPO, our liquidity requirements have been satisfied through the net proceeds from the IPO, the Private Placement, and loans from our Sponsor pursuant to the Promissory Note II, described below. We have incurred, and expect to continue to incur, significant professional fees and costs to maintain our status as a publicly traded company, as well as significant transaction costs in connection with pursuing the consummation of a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on September 12, 2025, we issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to our Sponsor. The Promissory Note II bears no interest and is repayable by us to the Sponsor in full on the earlier of (i) March 31, 2026 or (ii) the date of consummation of a Business Combination (the “Maturity Date”). The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note II into units of our securities at a conversion price of $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of December 31, 2025, the principal amount due and owing under the Promissory Note II was $311,605 (see Note 5).

We will have until 12 months from the closing of our IPO, or up to 18 months from the closing of our IPO, to consummate an initial business combination. If we do not consummate an initial business combination within 18 months from the closing of our IPO, we will be required to redeem the public shares and thereafter liquidate and dissolve. Accordingly, there is a possibility that an initial business combination may not be completed within the prescribed period of time.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve raises substantial doubt about our ability to continue as a going concern within one year after the date the unaudited financial statements are issued. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company currently believes that it does not need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO, the proceeds held outside of the Trust Account, and as discussed above, amounts available to us under the Promissory Note II (defined above) for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit. Such units would be identical to the private placement units issued to our sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In addition, if we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The Company granted Maxim, the representative of the underwriters, for a period of 45-days, the option to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements as of December 31, 2025 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

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

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income and loss include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended December 31, 2025 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the quarter ended December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $792,706. As of December 31, 2025, the Company had a working deficit of $340,048.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended December 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

UY SCUTI ACQUISITION CORP.

Date: February 3, 2026		/s/ Jialuan Ma
	Name:	Jialuan Ma
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2026		/s/ Shaokang Lu
	Name:	Shaokang Lu
	Title:	Chief Financial Officer (Principal Financial Officer)