Form 10-K
period 2026-03-31
UY Scuti Acquisition Corp.
filed 2026-07-14
CIK 2036973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the registrant’s Ordinary Shares outstanding at September 30, 2025, other than ordinary shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Ordinary Shares on such date, as reported by the Nasdaq Stock Market LLC, was $60,697,000 (based upon a per share closing price of $10.15 on September 30, 2025).

As of July 8, 2026, assuming all units have been separated, the Registrant had 5,221,060 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“Amended and Restated Memorandum and Articles of Association” are to our second amended and restated memorandum and articles of association in effect as amended and/or restated from time to time;

●	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;

●	“founder shares” are to the 1,437,500 ordinary shares initially purchased by our sponsor in a private placement purchase prior to the initial public offering;

●	“initial shareholders” are to the holders of our founder shares prior to the initial public offering;

●	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the registration statement of which the prospectus formed a part;

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our ordinary shares, par value $0.0001 per share, which include the public shares as well as the private placement shares;

●	“Prescribed Time Frame” means, after giving effect to the amendment to our Amended and Restated Memorandum and Articles of Association on March 31, 2026, the period of time: (a) commencing on, and including, the closing date of the Initial Public Offering; and (b) ending on the date that is twenty-four (24) months after the closing date of the Initial Public Offering, or such later date as our shareholders may approve in accordance with our Amended and Restated Memorandum and Articles of Association;

●	“private placement rights” are to the rights underlying the private placement units;

●	“private placement shares” are to the ordinary shares underlying the private placement units;

●	“private placement units” are to the units issued to our sponsor and/or its designees in a private placement simultaneously with the closing of the initial public offering;

●	“public rights” are to the rights sold as part of the units in the initial public offering (whether they are subscribed for in the initial public offering or acquired in the open market);

●	“public shares” are to our ordinary shares offered as part of the units in the initial public offering (whether they are subscribed for in the initial public offering or acquired thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“rights” are to our rights, which include the public rights as well as the private placement rights to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees;

●	“sponsor” is to UY Scuti Investments Limited, a British Virgin Islands company; and

●	“we,” “us,” “company,” or “our company” are to UY Scuti Acquisition Corp., a Cayman Islands exempted company.

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

Our sponsor is UY Scuti Investments Limited, a British Virgin Islands company, which was recently formed to invest in our company. Although our sponsor is permitted to undertake any activities permitted under British Virgin Islands law and other applicable law, our sponsor’s business is focused on investing in our company. Although each of our officers and directors is a shareholder of our sponsor; only Qunxue Yin, the sole director of our sponsor, holds voting securities in our sponsor and has the power to vote or dispose of the securities. On August 2, 2024, our sponsor purchased an aggregate of 1,725,000 ordinary shares (“Founder Shares”) (up to 225,000 of which were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ option to purchase additional units is exercised) for an aggregate purchase price of $25,000, or approximately $0.02 per share. Due to a reduction in the offering size, we subsequently entered into an amended securities subscription agreement with our sponsor pursuant to which 287,500 Founder Shares were cancelled such that our sponsor now owns an aggregate of 1,437,500 Founder Shares, of which, up to 187,500 shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. As the over-allotment option was exercised in full, none of the Founder Shares were forfeited.

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

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the private placement, totaling $57,500,000 in the aggregate, were placed in a trust account with Continental Stock Transfer & Trust Company established for the benefit of the Company’s public shareholders. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, if any, or upon the redemption by public shareholders of ordinary shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding ordinary shares issued by the Company in the Initial Public Offering if the Company does not consummate an initial business combination within the Prescribed Time Period, as discussed in greater detail below. We presently have no revenue and have had losses since the inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

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

Recent Events

2026 Extraordinary General Meeting

On March 31, 2026, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, holders of our Ordinary Shares approved certain amendments to our Second Amended and Restated Memorandum and Articles of Association (the “Charter Amendment Proposal”) and an amendment to our Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Trust Amendment Proposal”). In accordance with the Charter Amendment Proposal, we received the approval of our shareholders to amend our Amended and Restated Memorandum and Articles of Association to (i) extend the date by which we must complete a business combination up to four times from April 1, 2026 to April 1, 2027, with each extension comprised of a three-month extension period, provided that the Sponsor or its designees cause to be deposited to the Trust Account the amount provided for in the Trust Agreement and (ii) provide that we will not withdraw any amounts out of the interest from the Trust Account to pay dissolution expenses.

In accordance with the Trust Amendment Proposal, our shareholders approved the amendment of our Investment Management Trust Agreement to extend the period of time within which we must complete a business combination from two times, each by an additional three-month period to October 1, 2026, to a total of four times, each by an additional three-month period to April 1, 2027 (each an “Extension Period”), provided that the Sponsor and/or its designees deposit $450,000 into the Trust Account for each Extension Period. The Trust Agreement was also amended to provide that (x) if the extension fee is not timely deposited into the Trust Account, we shall have a period of thirty (30) days to pay any applicable past due payment for the extension fee and if we fail to make any applicable past due payment during the cure period, then we shall promptly liquidate the Trust Account and the property in the Trust Account shall be distributed to the public shareholders and (y) we will not withdraw any amounts out of the interest from the Trust Account to pay dissolution expenses.

In connection with the Charter Amendment Proposal and Trust Amendment Proposal, we agreed that (i) if it extends the time period within which to consummate a business combination and contributes the revised extension fee to the Trust Account in connection with such election, it intends to file a Current Report on Form 8-K to disclose such event and (ii) if the shareholders approve the Charter Amendment Proposal and the Trust Amendment Proposal, we would not seek another shareholder vote to approve a further change to the terms and conditions concerning extending the time period within which to consummate a business combination

In connection with the shareholder votes at the Extraordinary General Meeting, holders of 2,437,288 Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share. As a result, approximately $25,302,078 was removed from the Trust Account to pay such holders and approximately $34,390,068 remained in the Trust Account. Following these redemptions, we had 5,221,060 Ordinary Shares, including 3,312,712 Public Shares, outstanding.

Amendment of Sponsor Note

On September 12, 2025, we issued an unsecured promissory note in the principal amount of up to $1,000,000 to the Sponsor (the “Sponsor 2025 Note”). The Sponsor 2025 Note bears no interest and provided that we shall repay the principal balance on the earlier of: (i) March 31, 2026 or (ii) the date on which we consummate a business combination. Further, at any time prior to payment of the Sponsor 2025 Note, the Sponsor may elect to convert the outstanding principal balance into units of our securities at a conversion price equal to $10.00 per unit, with each unit consisting of one ordinary share and one right to receive one-fifth of one ordinary share. Effective as of March 31, 2026, UYSC and Sponsor agreed to amend and restate the Sponsor 2025 Note to extend the maturity date thereof to be the earlier of: (i) March 31, 2027 or (ii) the date on which we consummate a business combination. Other than the foregoing terms, the amended Sponsor 2025 Note has the same terms as the Sponsor 2025 Note.

Extension Payment Loans

Effective as of March 31, 2026, Sun Peisha, an individual and the designee of the Sponsor, loaned UYSC the aggregate amount of $450,000, which sum was deposited into the Trust Account in order to extend the time that we have to consummate a business combination for the first three-month extension period. On April 25, 2026, we issued a note to the lender to evidence the loan (the “Extension Note”). The Extension Note bears no interest and provides that we shall repay the outstanding principal on the date on which we consummate the business combination. On such maturity date, the entire outstanding principal balance of the Extension Note shall be converted into units of our securities at a conversion price of $10.00 per unit, with each unit consisting of one Ordinary Share of and one right to receive one-fifth of one Ordinary Share.

Further, on June 30, 2026, we caused an additional amount of $450,000 to be deposited into the Trust Account in order to further extend the time that we have to consummate our initial business combination to October 1, 2026. The second extension payment was loaned to us by Isdera HK Limited, an affiliate of Isdera Group.

Isdera Business Combination

On July 18, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Isdera Group Limited, a Cayman Islands company (“Isdera”), a company that shall become the parent company of Xinghui Automotive Technology (Hainan) Co., Ltd., a company in the business of designing automobiles in the People’s Republic of China (“Xinghui Automotive Technology”); Jianxun Kou, Shuyan Wang and Wenfang Song, individuals, solely in their capacity as the shareholder representative of Xinghui Technology (collectively, the “XH Principal Shareholders”); Songze Shares Ltd., Wenyuan Holdings Ltd. and Shuyan Holdings Ltd., each a BVI business company organized under the laws of the British Virgin Islands (each, a “Principal Shareholder” and collectively, the “Principal Shareholders”); and Wenfang Song, an individual, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the Principal Shareholders (the “Principal Shareholders’ Representative”). The Merger Agreement further contemplates that (i) we shall form a Cayman Islands exempted company as our wholly owned subsidiary (the “Purchaser”) and (ii) the Purchaser shall form a Cayman Islands exempted company as its wholly owned subsidiary (the “Merger Sub”) for the purpose of consummating the transactions contemplated by the Merger Agreement.

Pursuant to the Merger Agreement, the parties will consummate the SPAC Merger and the Acquisition Merger (together, the Isdera Business Combination”). Under the SPAC Merger, we will be merged with and into Purchaser and our separate corporate existence will cease and Purchaser will continue as the surviving corporation (the “SPAC Merger”). In connection with the SPAC Merger, our issued and outstanding units shall separate into its individual components of one ordinary share and one right, and all units shall cease to be outstanding and shall automatically be canceled, and each of our issued and outstanding securities will be converted into an equivalent amount of Purchaser’s securities with each of our ordinary shares to be automatically converted into one Class A ordinary share of the Purchaser and each of our Rights to be converted automatically into one Right of the Purchaser, and at the closing all such Purchaser Rights will be cancelled and the holders thereof will receive one-fifth (1/5) of one Purchaser Class A Ordinary Share in exchange for the cancellation of each Purchaser Right.

Further, concurrently with the SPAC Merger, the parties will consummate the “Acquisition Merger” pursuant to which Merger Sub will merge with and into Isdera, with Isdera surviving the merger and resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of Isdera. Upon the closing of the Acquisition Merger, the ordinary shares of Purchaser issued shall be reclassified into class A ordinary shares (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) where each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to a vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share shall be entitled to 10 votes on all matters subject to a vote at general and special meetings of the post-closing company. The aggregate consideration to be paid to Isdera shareholders for the Acquisition Merger is such number of newly issued Purchaser Ordinary Shares determined by dividing the net value of Isdera, which was agreed to be $1,000,000,000, by $10.00 per share (the “Closing Payment Shares”).

Merger Agreement – Representations and Warranties

Pursuant to the Merger Agreement, Isdera and its principal shareholders made certain representations and warranties relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Merger Agreement and other transaction documents; (c) neither the execution, delivery nor performance of the Merger Agreement need any consent, approval, license or other action of any government authority; (d) absence of conflicts; (e) capital structure; (f) accuracy of charter documents and corporate records; (g) subsidiaries, (h) required consents and approvals; (i) financial information; (j) books and records, (k) absence of certain changes or events; (l) title to assets and properties; (m) material contracts; (n) licenses and permits; (o) compliance with laws, including those relating to foreign corrupt practices and money laundering; (p) ownership of intellectual property; (q) customers and suppliers; (r) accounts, (s) employment and labor matters; (t) taxes matters; (u) environmental matters; (v) brokers and finders; (w) investment company status; and (x) other customary representations and warranties.

We also made certain representations and warranties relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Merger Agreement and other transaction documents; (c) no governmental authorization required; litigation; (d) non-contravention; (e) brokers and finders; (f) capital structure; (g) validity of share issuance; (h) minimum trust fund amount; (i) validity of Nasdaq Stock Market listing; (j) due authorization; (k) SEC filing requirements and financial statements; (l) litigation; (m) compliance with laws; (n) that we are not an investment company; and (o) other customary representations and warranties.

Merger Agreement - Conduct Prior to Closing; Covenants; Conditions to Closing; Termination

Each of the parties agreed to, and cause its subsidiaries to, operate their respective businesses in the ordinary course, consistent with past practices, prior to the closing of the transactions (with certain exceptions) and not to take certain specified actions without the prior written consent of the other party. We and Isdera have also agreed to customary “no shop” obligations.

Consummation of the Merger Agreement and the transactions contemplated thereby is conditioned on, various customary closing conditions, including, among other things: (i) the absence of any applicable law or order that prohibits or prevents the consummation of the transactions; (ii) no legal action brought by a non-affiliated third party seeking to enjoin or materially delay the closing; (iii) consummation of the SPAC Merger and related filings; (iv) the SEC shall have declared the registration statement effective and no stop order shall have been issued suspending its effectiveness; (v) receipt of the requisite shareholder approvals; (vi) receipt of necessary approvals from the CSRC; and (vii) continued listing of the our securities on Nasdaq.

In addition, the Merger Agreement may be terminated by:

●	either party upon written notice to the other party in the event of any of the following: (a) failure to obtain required regulatory approvals despite using commercially reasonable efforts; (b) a material adverse change affecting the other party; (c) the failure of any closing condition that is not within the reasonable control of the terminating party; (d) mutual agreement of the parties, and that any delay in the transaction process caused by regulatory review, governmental approvals, geopolitical events, or other factors outside the reasonable control of either party shall not be deemed as constitute a breach attributable to either party; (e) or the closing has not occurred by December 31, 2026.

●	UY Scuti, if Isdera has materially breached any representation, warranty, agreement or covenant contained in the Merger Agreement or in any additional agreement or the Merger Agreement or the transactions contemplated thereby fail to be authorized or approved by the shareholders of Isdera, and such breach shall not be cured within fifteen (15) days following notice thereof.

●	Isdera, if we have materially breached any representation, warranty, agreement or covenant contained in the Merger Agreement or in any additional agreement and such breach has not been cured within fifteen (15) days following notice thereof.

●	Either party if the other party causes a delay in the business combination for over six (6) months.

In addition to the Merger Agreement, the parties agreed to enter into certain ancillary agreements, including customary shareholder support agreements and lock-up agreements by certain shareholders of Isdera. In connection with the transactions, the parties and certain of our existing shareholders will enter into an Amended and Restated Registration Rights Agreement to provide for the registration rights in connection with the Ordinary Shares received by them in the Isdera Business Combination.

The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on July 24, 2025. Other than as specifically discussed, this Form 10-K does not assume the closing of the Isdera Business Combination.

Business Strategy

Our efforts in identifying prospective target businesses will not be limited to a particular geographic region. To date, our efforts have been limited to organizational activities, activities related to the Initial Public Offering, identifying a target company for an initial business combination, and activities related to consummating the Isdera Business Combination. We may pursue an initial business combination in any business or industry but expect to focus on a target in an industry where we believe our management team and Founder’s expertise will provide us with a competitive advantage.

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

Initially, we had 12 months from the closing of the initial public offering to consummate our initial business combination. Following the approval of the Charter Amendment Proposal and Trust Amendment Proposal at the Extraordinary General Meeting, if we anticipate that we may not be able to consummate our initial business combination within 12 months from the closing of the initial public offering, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to four (4) times, each by an additional three months (for a total of up to 24 months to complete a business combination), subject to the sponsor (or a designee) depositing additional funds into the Trust Account as set out below. Pursuant to the terms of our memorandum and articles of association and the trust agreement we have entered into between us and Continental Stock Transfer & Trust Company, as amended following the Extraordinary General Meeting, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $450,000 per each three-month extension, up to an aggregate of $1,800,000 (for the entire 12 months’ extension period), on or prior to the date of the applicable deadline, for each extension. In connection with any possible business combination, we may require that the target (or affiliates of any such target) provide an advance of funds (whether as a loan or other arrangement) to pay for any additional extension costs. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

Our sponsor may extend the time frame for the company to complete a business combination beyond the initial 12-month period, up to an additional twelve (12) months for a total of twenty-four (24) months from the closing of the initial public offering to complete a business combination by depositing the required amount of funds for each three (3) month extension. Holders of our securities will not have the right to approve or disapprove any such extensions. Further, holders of our securities will not have the right to seek or obtain redemption in connection with any extension of the time frame to complete a business combination. In addition, if we are unable to complete an initial business combination within 12 months from the closing of the initial public offering (or up to 24 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the full amount of time), we will be unable to repay any loans including the loans from our sponsor, reimburse out-of-pocket expenses and make payments for rent and administrative services or expenses incurred in connection with pursuing an initial business combination, except to the extent of the limited funds available outside of the trust account, which could create a material conflict of interest in evaluating a potential initial business combination. If we are unable to complete our initial business combination within 12 months from the closing of the initial public offering (or up to 24 months from the closing of the initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this annual report), or by such earlier liquidation date as our board of directors may approve, the founder shares, private units, private shares and private rights will be worthless, except to the extent they receive liquidating distributions from assets outside the trust account.

Any such payments from our sponsor to extend the time frame would be made in the form of a loan from our sponsor to the company. Except with respect to the loans already funded, the final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination. If we complete our initial business combination, we would expect to repay such loaned amounts out of the proceeds of the trust account released to us following any redemptions of our public shares or from funds which may be raised in any subsequent capital financing transaction which may be undertaken in connection with the completion of a business combination.

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

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement units following the initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within 12 months or up to 24 months from the closing of the initial public offering, or by such earlier liquidation date as our board of directors may approve, the founder shares and private placement units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. Shareholders will not be granted any right to redeem their securities in connection with any decision by us to extend the time frame to complete a business combination from 12 months to up to 24 months.

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

If we seek shareholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares and representative shares, we would need 702,183, or 21.2%, of the 3,312,712 public shares currently outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming that only the holders of a majority of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the Company, we would not need any of the public shares sold in the IPO in addition to our founder shares and representative shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. These quorum and voting thresholds and the agreement of our initial shareholders may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

We only have up to 24 months from the closing of the initial public offering (if we extend the period of time) to consummate a business combination, as described in more detail in this Annual Report. If we are unable to complete our initial business combination within such 24-month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the Prescribed Time Frame.

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

We expect that all costs and expenses associated with implementing our plan of liquidation, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If we were to expend all of the net proceeds of the IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 (subject to increases for additional funds deposited into the Trust Account in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this Annual Report). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Enforcement of Civil Liabilities

Currently, the majority of our executive officers and directors either reside within China, are physically there for a significant portion of each year, and a majority of them are PRC nationals. Jialuan Ma, our Chief Executive Officer and Director, holds Chinese citizenship and resides in China; Jiawen Zhao, our Chief Financial Officer, Chief Investment Officer and Director, holds Chinese citizenship and resides in China; Sze Wai Lee, our Independent Director, holds Hong Kong citizenship and resides in China; Daniel John Paul Peart, our Independent Director, holds UK citizenship and resides in the UK; and Yan Liang, our Independent Director, holds Chinese citizenship and resides in China. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. In addition, there is uncertainty as to whether the courts of the Cayman Islands or the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state, or whether the courts of the Cayman Islands or the PRC would entertain original actions brought in the Cayman Islands or in the United States or any state in the United States against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States. In addition, there is uncertainty as to whether the courts of the Cayman Islands would, in original actions brought in the Cayman Islands, impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. Also, if we decide to consummate our initial business combination with a target business based in and primarily operating in China, it is possible that substantially all or a significant portion of combined company’s assets may be located outside of the United States and some of the combined company’s officers and directors may reside outside of the United States. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with effective service of process, it may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors.

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

General Risks to Investing in a SPAC entity and Completing a Business Combination

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination;

●	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	The fact that our sponsor has substantial ties with a non-U.S. person could impact our ability to complete our initial business combination;

●	A majority of our executive officers and directors being located in or having significant ties to China, it may subject us to further risks;

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination;

●	If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

●	Our sponsor has the right to extend the term we have to consummate our initial business combination, without providing our shareholders with redemption rights;

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination;

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target;

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our rights will expire worthless;

●	Our letter agreement with our sponsor, directors and officers may be amended without shareholder approval;

●	We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination, which may deprive us of key personnel;

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares;

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed;

●	NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions or reduce protections under NASDAQ rules available to them;

●	You will not be entitled to protections normally afforded to investors of many other blank check companies;

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares;

●	If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our rights will expire worthless;

●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 12 months (or up to 24 months from the closing of the initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this annual report), we may be unable to complete our initial business combination;

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share;

●	If we are unable to consummate our initial business combination within 24 months from the closing of the initial public offering if we extend the period of time to consummate a business combination, our public shareholders may be forced to wait beyond such time period before redeeming ordinary shares from our trust account;

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares;

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations. An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

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

Our sponsor, UY Scuti Investments Limited, a British Virgin Islands company, is controlled by a non-US person. Our sponsor currently owns approximately 27% of our outstanding shares. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our initial business combination with any potential target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete its initial business combination (up to 24 months from the closing of our IPO if we extend the time to complete a business combination), our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive the cash held in the trust account, and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

A majority of our executive officers and directors being located in or having significant ties to China may subject us to further risks.

Jialuan Ma, our Chief Executive Officer and Director, holds Chinese citizenship and resides in China; Jiawen Zhao, our Chief Financial Officer, Chief Investment Officer and Director, holds Chinese citizenship and resides in China; Sze Wai Lee, our Independent Director, holds Hong Kong citizenship and resides in China; Daniel John Paul Peart, our Independent Director, holds UK citizenship and resides in the UK; and Yan Liang, our Independent Director, holds Chinese citizenship and resides in China. Because a majority of our executive officers have significant ties to China and/or are located in China, if we are mistaken about the application of certain laws or regulations in China, or if the current interpretation by China should change, we and our investors may be subject to the following risks:

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

As of March 31, 2026, we had $8,846 in cash and cash equivalents, a working capital deficit of $1,052,099 and shareholders’ deficit of $1,036,501. For the fiscal year ended March 31, 2026, we had an accumulated deficit of $2,027,528 and negative cash flow from operating activities of $843,315. Further, we expect to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our sponsor currently owns approximately 27.7% of our issued and outstanding ordinary shares and we expect it to maintain that percentage interest at the time of any such shareholder vote. As a result, in addition to our initial shareholders’ founder shares and the Representative Shares, we would need only 702,183, or approximately 21.2%, of the 3,312,712 public shares currently outstanding that were sold in our IPO to be voted in favor of a transaction (assuming all outstanding shares are eligible to vote and are voted) in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders. Further, assuming that only the holders of a simple majority of our issued and outstanding ordinary shares vote their shares at a general meeting of the company, representing a quorum under our amended and restated memorandum and articles of association, we would not need any of the public shares sold in the IPO in addition to our founder shares and representative shares to be voted in favor of an initial business combination in order to approve an initial business combination.

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

We initially had until April 1, 2026, 12 months from the closing of its IPO to consummate an initial business combination. Further, we had the ability to extend the period of time to consummate a business combination up to two times, each by an additional three-months (for a total of up to 18 months to complete a business combination). On March 31, 2026, we held the Extraordinary General Meeting at which our shareholders approved the Charter Amendment Proposal and Trust Amendment Proposal. These proposals provide that we may extend the date by which it must complete a business combination up to four times from April 1, 2026 to April 1, 2027, with each extension comprised of a three-month extension period, subject to the Sponsor (or its designee) depositing $450,000 into the Trust Account for each extension period. On March 31, 2026, a designee of the Sponsor, loaned us $450,000, which sum was deposited into the Trust Account in order to extend the time that we have to consummate a business combination for the first three-month extension period. This loan is evidenced by the Extension Note, which is non-interest bearing and payable upon the consummation of the initial business combination through the conversion of the principal amount into units of our securities, with each unit consisting of one Ordinary Share and one right to receive one-fifth of one Ordinary Share. Further, on June 30, 2026, we caused an additional amount of $450,000 to be deposited into the Trust Account in order to further extend the time that we have to consummate our initial business combination to October 1, 2026. The second extension payment was loaned to us by Isdera HK Limited, an affiliate of Isdera Group. If we do not complete a business combination, we will not repay such loan. Furthermore, the letter agreement with UYSC’s initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time to complete the initial business combination. Our shareholders will not be able to vote on or redeem their shares in connection with any such extension. Our rights will expire worthless as a result of our failure to consummate an initial business combination during the Prescribed Time Frame.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the Prescribed Time Frame. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the Prescribed Time Frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination within 12 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within the Prescribed Time Frame, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share (subject to increases in the event that our sponsor elects to extend the period of time to consummate a business combination).

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

We must consummate our initial business combination within the Prescribed Time Frame, which provides us with a maximum of 24 months from the closing of our IPO to complete such transaction, subject to the sponsor depositing additional funds into the trust account as described in this Annual Report. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit $450,000 into the Trust Account for each extension period. On March 31, 2026, a designee of the Sponsor, loaned us $450,000, which sum was deposited into the Trust Account in order to extend the time that we have to consummate a business combination for the first three-month extension period. This loan is evidenced by the Extension Note, which is non-interest bearing and payable upon the consummation of the initial business combination through the conversion of the principal amount into units of our securities, with each unit consisting of one Ordinary Share and one right to receive one-fifth of one Ordinary Share. Further, on June 30, 2026, we caused an additional amount of $450,000 to be deposited into the Trust Account in order to further extend the time that we have to consummate our initial business combination to October 1, 2026. The second extension payment was loaned to us by Isdera HK Limited, an affiliate of Isdera Group. If we do not complete a business combination, we will not repay such loan. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the Prescribed Time Frame, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our IPO (or up to 24 months from the closing of our IPO if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the Prescribed Time Frame, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

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

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least 24 months from the closing of our IPO (if we extend the period of time to consummate a business combination), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 24 months from the closing of our IPO (if we extend the period of time to consummate a business combination), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (or less in certain circumstances) on our redemption of our public shares, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

We believe that the funds currently available to us outside of the trust account will be sufficient to allow us to operate for at least the remainder of the Prescribed Time Frame (if we extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our rights will expire worthless. In such case, our public shareholders may only receive $10.00 per share, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, including Isdera, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

As indicated above, we currently have up to 24 months from the closing of our IPO to consummate an initial business combination. It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from our IPO and private placement of units during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. Furthermore, the longer the funds are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, the greater the risk could be that we are considered an investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination.

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

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine and conflicts in the Middle East.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, and the recent military conflict in the Persian Gulf region. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, and the United States and Israel have recently been engaged in military conflict with Iran. These events have further increased geopolitical tensions among a number of nations. These events and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from these military conflicts and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

If we are unable to consummate our initial business combination within the Prescribed Time Frame, our public shareholders may be forced to wait before redemption from our trust account.

If we are unable to consummate our initial business combination within the Prescribed Time Frame, which currently contemplates that we consummate our initial business combination with 24 months from the closing of our IPO (assuming we extend the period of time to consummate a business combination in full), we will distribute the aggregate amount then on deposit in the trust account (less the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond such 24 month time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator or a bankruptcy or other court could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and to imprisonment for five years in the Cayman Islands.

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

Risks Related to the Isdera Business Combination

In connection with the Isdera Business Combination and during the interim period, we are prohibited from entering into certain transactions that might otherwise be beneficial to us or its shareholders.

Until the earlier of consummation of the business combination or termination of the Merger Agreement, we are subject to certain limitations on the operations of our business, including restrictions on our ability to merge, consolidate or amalgamate with or into, or acquire (by purchasing a substantial portion of the assets of or equity in, or by any other manner) any entity other than Isdera. The limitations on our conduct of our business during this period could have the effect of delaying or preventing other strategic transactions and may, in some cases, make it impossible to pursue business opportunities that are available only for a limited time.

There is no assurance when or if the Isdera Business Combination will be completed.

The completion of the proposed Isdera Business Combination is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement. No assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to the completion of the business combination will be satisfied. Even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals. We cannot provide assurance that the business combination will be completed on the terms or timeline currently contemplated, or at all. Our extraordinary shareholder meeting to approve the proposed Isdera Business Combination may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. Notwithstanding the foregoing, if the business combination proposal and the transactions contemplated therein are approved by our shareholders, we would not be required to seek further approval of our shareholders, even if the conditions imposed in obtaining required regulatory approvals could have an adverse effect on us or Isdera.

Delays in completing the proposed Isera Business Combination may substantially reduce the expected benefits of such business combination.

Satisfying the conditions to, and completion of, the business combination may take longer than, and could cost more than what you expect. Any delay in completing or any additional conditions imposed in order to complete the business combination may materially adversely affect the benefits that you may expect to achieve from the proposed Isdera Business Combination.

We may be forced to close the proposed Isdera Business Combination even if we determine that it is no longer in our shareholders’ best interest.

Public shareholders are protected from a material adverse event of Isdera arising between the date of the Merger Agreement and the date of the extraordinary general meeting, primarily by the right to redeem their public shares for a pro rata portion of the funds held in our trust account, calculated as of two (2) business days prior to the consummation of the business combination. If a material adverse event were to occur after approval at the extraordinary general meeting, we may be forced to close the business combination even if we determine that it is no longer in our shareholders’ best interest to do so (as a result of such material adverse event), which could have a significant negative impact on our business, financial condition or results of operations.

If our due diligence investigation of Isdera was inadequate, then our shareholders following the Isdera Business Combination could lose some or all of their investment.

Even though we conducted a due diligence investigation of Isdera, we cannot be sure that this diligence uncovered all material issues that may be present inside Isdera or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Isdera and its business and outside of its control will not later arise. Any failure to have uncovered all material issues relating to Isdera and its business could materially adversely affect the stock performance and the business prospects of the combined company following the proposed Isdera Business Combination. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner inconsistent with Isdera preliminary risk analysis

We will incur significant transaction costs in connection with transactions contemplated by the Merger Agreement, and may not have sufficient funds for operation if the Isdera Business Combination is not consummated.

We will incur significant transaction costs in connection with the proposed Isdera Business Combination. If the proposed Isdera Business Combination is not consummated, we may not have sufficient funds to seek an alternative business combination, or to meet our regular expenses of operation and may be forced to voluntarily liquidate and subsequently dissolve. Further, even if the proposed Isdera Business Combination is consummated, these expenses will reduce the amount of cash available to be used for other corporate purposes by the combined company.

We may waive one or more of the conditions to the Isdera Business Combination without resoliciting shareholder approval for the Isdera Business Combination.

We may agree to waive, in whole or in part, some of the conditions to its obligations to complete the proposed Isdera Business Combination, to the extent permitted by applicable laws. Our Board will evaluate the materiality of any waiver to determine whether amendment of this proxy statement/prospectus and resolicitation of proxies is warranted. In some instances, if the Board determines that a waiver is not sufficiently material to warrant resolicitation of our shareholders, we would have the discretion to waive that condition and complete the proposed Isdera Business Combination without seeking further shareholder approval.

Termination of the Merger Agreement could negatively impact us.

If the proposed Isdera Business Combination is not consummated for any reason, including as a result of shareholders declining to approve the proposals required to effect the Isdera Business Combination, our ongoing business may be adversely impacted and, without realizing any of the anticipated benefits of the consummation of the proposed Isdera Business Combination, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on the share price of the our ordinary shares and other securities, including to the extent that the current market price reflects a market assumption that the proposed Isdera Business Combination will be consummated;

●	we will have incurred substantial expenses and will be required to pay certain costs relating to the proposed Isdera Business Combination, whether or not it is consummated; and

●	since the Merger Agreement restricts our conduct prior to consummation of the proposed Isdera Business Combination, we may not have been able to take certain actions during the pendency of the proposed Isdera Business Combination that would have benefitted it as an independent company, and the opportunity to take such actions may no longer be available.

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

On June 24, 2022, the Decision of the Standing Committee of the National People’s Congress to Amend the Antitrust Law of the People’s Republic of China, or the “Decision to Amend the Antitrust Law,” was adopted and became effective on August 1, 2022. The Decision to Amend the Antitrust Law strengthens the regulation on the internet platforms, requiring that companies shall not use data and algorithms, technologies, capital advantages, platform rules and other means to engage in monopolistic conduct and also escalates the administrative penalties for monopolistic conduct and for the failure to notify the antitrust agencies on proposed transactions that will lead to concentration of businesses. The State Council Antitrust Enforcement Agency may order to reinstate the original status prior to the concentration and impose a fine on the operators. Since such provisions are relatively new, uncertain still remains as to the interpretation and implementation of such laws and regulations. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the Trust Account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our initial business combination period is within 12 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our initial business combination, within a maximum of 24 months from the closing of our Initial Public Offering, and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination within the time period provided for by our amended and restated memorandum and articles of association.

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

Under the PRC Anti-Monopoly Law, companies undertaking acquisitions relating to businesses in China must notify the State Administration for Market Regulation, or the SAMR, in advance of any transaction where the parties’ revenues in the China market exceed certain thresholds and the buyer would obtain control of, or decisive influence over, the target, while under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with such PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review. Complying with the requirements of the relevant regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from SAMR, may delay or inhibit our ability to complete such transactions, which could affect our ability to timely complete an initial business combination within either the initial 12-month period or within 24 months if extended or at all.

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

The Security Review Regulations and the New FISR Measures will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations and the New FISR Measures. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes may delay or inhibit our ability to complete our potential initial business combination, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our initial business combination period is 12 months from the closing of our Initial Public Offering, or, if we decide to extend the period of time to consummate our initial business combination, up to 24 months from the closing of our Initial Public Offering, and the approval process may take longer than we expect, we may be unable to complete a business combination by April 1, 2027, assuming we decide to extend the period of time to consummate our initial business combination to such date.

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

Our sponsor currently owns approximately 27% of our issued and outstanding shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 240,848 private placement units, for a purchase price of $2,408,480, or $10.00 per unit, that will also be worthless if we do not complete a business combination. Each private placement unit consists of one private placement share, one private placement right, granting the holder thereof the right to receive one-tenth (1/5) of an ordinary share upon the consummation of an initial business combination.

The founder shares are identical to the ordinary shares included in the units being sold in our IPO except that (i) the founder shares are subject to certain transfer restrictions and (ii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination, (B) to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (x) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the timeframe set forth therein or (y) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within the Prescribed Time Frame (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

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

Of the net proceeds from our IPO and the sale of the private placement units, $57,500,000 was initially available to complete our business combination and pay related fees and expenses. That amount has been reduced by the redemption of Ordinary Shars in connection with the Extraordinary General Meeting. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of our IPO into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), may be amended if approved by a special resolution passed by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our sponsor, which beneficially owns approximately 27% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Item 3. Legal Proceedings

As of March 31, 2026, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

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

Shareholders of Record

As of July 8, 2026, there were 270,205 of our units issued and outstanding by 2 security holders of record. Assuming all units have been separated into ordinary shares and rights, at July 8, 2026, there were 5,221,060 ordinary shares issued and outstanding held by 10 shareholders of record, and there were 5,990,848 of our rights issued and outstanding and held by 1 holder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Transaction costs related to our IPO amounted to $3,019,884, consisting of $875,000 of underwriting fees, $1,812,600 of the Representative Shares and $332,284 of other offering costs. A total of $57,500,000, from the proceeds of the IPO and the Private Placement, was placed in a U.S.-based trust account, established by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within the Prescribed Time Frame, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within the Prescribed Time Frame.

Net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $792,706.. As of March 31, 2026, the Company had a working capital deficit of $1,052,099.

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

Pursuant to our Amended and Restated Memorandum and Articles of Association, as amended, if we are unable to complete our initial business combination within the Prescribed Time Frame of twelve (12) months from the consummation of our IPO, subject to our ability to extend such time period by up to twelve (12) months, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Business Combination Agreement

On July 18, 2025, we entered into the Merger Agreement with Isdera Group Limited, a Cayman Islands company (“Isdera Group”), a company that shall become the parent company of Xinghui Automotive Technology (Hainan) Co., Ltd, which is in the business of designing automobiles in the People’s Republic of China (“Xinghui Technology”), and Xinghui Technology’s Principal Shareholders for a business combination. The Merger Agreement contemplates that (i) UYSC shall form the Purchaser in the Cayman Islands as an exempted company and a wholly-owned subsidiary and (ii) the Purchaser shall form a company in the Cayman Islands as an exempted company and a wholly-owned subsidiary (the “Merger Sub”) for the purposes of consummating the business combination transactions described in the Merger Agreement. Pursuant to the Merger Agreement, we will merge with and into the Purchaser, resulting in its shareholders becoming shareholders of the Purchaser and concurrently therewith, Merger Sub will merge with and into Isdera Group, with Isdera Group surviving the merger and resulting in the Purchaser acquiring 100% of the issued and outstanding equity securities of Isdera Group (the “Acquisition Merger”). Pursuant to the Merger Agreement, the aggregate consideration to be paid to Isdera Group Shareholders for the Acquisition Merger is such number of newly issued PubCo Ordinary Shares determined by dividing the net value of Isdera Group, which was agreed to be $1,000,000,000, by $10.00 per share. Concurrently with the execution of the Merger Agreement, a principal shareholder of Isdera Group entered into a support agreement with UYSC, pursuant to which such shareholder of Isdera Group agreed not to transfer its shares of Isdera Group and to vote in favor of the Business Combination, subject to the terms of such shareholder support agreement.

Sponsor Loan

On September 12, 2025, we issued the Sponsor 2025 Note in the principal amount of up to $1,000,000 to Sponsor. The Sponsor 2025 Note bears no interest and initially provided that we shall repay the principal balance on the earlier of: (i) March 31, 2026 or (ii) the date on which we consummate a business combination. The principal balance may be prepaid at any time. Once an amount is drawn down under the Note, it shall not be available for future drawdown requests even if prepaid. The Sponsor 2025 Note was subject to customary events of default, the occurrence of certain of which entitles the Sponsor to declare, by written notice, the unpaid principal balance thereon and all other sums payable with regard to the Sponsor 2025 Note becoming due and payable within five (5) business days. Further, at any time on or prior to the maturity date, the Sponsor may elect to convert the outstanding principal balance of the Sponsor 2025 Note into units of our securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. The terms of the units are identical to the private placement units sold by us simultaneously with the closing of its initial public offering. Effective as of March 31, 2026, the Company and Sponsor agreed to amend and restate the Sponsor 2025 Note (the “Amended Sponsor Note”) to extend the maturity date thereof to be the earlier of: (i) March 31, 2027 or (ii) the date on which we consummate a business combination. Other than the foregoing terms, the Amended Note has the same terms as the Sponsor 2025 Note.

2026 Extraordinary General Meeting

On March 31, 2026, we held the Extraordinary General Meeting. At the Extraordinary General Meeting, holders of our Ordinary Shares approved certain amendments to our Second Amended and Restated Memorandum and Articles of Association (the “Charter Amendment Proposal”) and an amendment to our Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Trust Amendment Proposal”). In accordance with the Charter Amendment Proposal, we received the approval of our shareholders to amend our Amended and Restated Memorandum and Articles of Association to (i) extend the date by which we must complete a business combination up to four times from April 1, 2026 to April 1, 2027, with each extension comprised of a three-month extension period, provided that the Sponsor or its designees cause to be deposited to the Trust Account the amount provided for in the Trust Agreement and (ii) provide that we will not withdraw any amounts out of the interest from the Trust Account to pay dissolution expenses.

In accordance with the Trust Amendment Proposal, our shareholders approved the amendment of our Investment Management Trust Agreement to extend the period of time within which we must complete a business combination from two times, each by an additional three-month period to October 1, 2026, to a total of four times, each by an additional three-month period to April 1, 2027 (each an “Extension Period”), provided that the Sponsor and/or its designees deposit $450,000 into the Trust Account for each Extension Period. The Trust Agreement was also amended to provide that (x) if the extension fee is not timely deposited into the Trust Account, we shall have a period of thirty (30) days to pay any applicable past due payment for the extension fee and if we fail to make any applicable past due payment during the cure period, then we shall promptly liquidate the Trust Account and the property in the Trust Account shall be distributed to the public shareholders and (y) we will not withdraw any amounts out of the interest from the Trust Account to pay dissolution expenses.

In connection with the Charter Amendment Proposal and Trust Amendment Proposal, we agreed that (i) if it extends the time period within which to consummate a business combination and contributes the revised extension fee to the Trust Account in connection with such election, it intends to file a Current Report on Form 8-K to disclose such event and (ii) if the shareholders approve the Charter Amendment Proposal and the Trust Amendment Proposal, we would not seek another shareholder vote to approve a further change to the terms and conditions concerning extending the time period within which to consummate a business combination

In connection with the shareholder votes at the Extraordinary General Meeting, holders of 2,437,288 Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share. As a result, approximately $25,302,078 was removed from the Trust Account to pay such holders and approximately $34,390,068 remained in the Trust Account. Following these redemptions, we had 5,221,060 Ordinary Shares, including 3,312,712 Public Shares, outstanding.

Extension Loan

Effective as of March 31, 2026, Sun Peisha, an individual and the designee of the Sponsor, loaned us the aggregate amount of $450,000, which sum was deposited into the Trust Account in order to extend the time that we have to consummate a Business Combination for the first three-month extension period. On April 25, 2026, we issued the Extension Note to the lender to evidence the loan. The Extension Note bears no interest and provides that we shall repay the outstanding principal on the date on which we consummate a business combination. On such maturity date, the entire outstanding principal balance of the Extension Note shall be converted into units of our securities at a conversion price of $10.00 per unit, with each unit consisting of one Ordinary Share and one right to receive one-fifth of one Ordinary Share.

Further, on June 30, 2026, we caused an additional amount of $450,000 to be deposited into the Trust Account in order to further extend the time that we have to consummate our initial business combination to October 1, 2026. The second extension payment was loaned to us by Isdera HK Limited, an affiliate of Isdera Group.

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

For the fiscal year ended March 31, 2026, we had a net income of $783,344, which consists of interest earned on cash held in the Trust Account of $2,197,604, offset by operating costs of $1,414,260.

For the fiscal year ended March 31, 2025, and for the period from January 18, 2024 (inception) through March 31, 2024, we had a net loss of $156,520 and $6,748, respectively, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2026, we had $8,846 in cash and cash equivalents held outside of the Trust Account, a working capital deficit of $1,052,099 and a shareholders’ deficit of $1,036,501. For the year ended March 31, 2026, we had a net income of $783,344, which consists of interest earned on cash held in the Trust Account of $2,197,604, offset by operating costs of $1,414,260. For the fiscal year ended March 31, 2026, we had a negative cash flow from operating activities of $843,315. As of March 31, 2025, we had $17,221 in cash and cash equivalents, a working capital deficit of $138,268 and shareholders’ deficit of $163,268. For the fiscal year ended March 31, 2025, we had a net loss of $156,520 and negative cash flow of $203,779 in operating activities. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Upon the closing of the IPO and the private placement, a total of $57,500,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, if any, or upon the redemption by public shareholders of Ordinary Shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding Ordinary Shares issued by the Company in the Initial Public Offering if the Company does not consummate an initial business combination within the Prescribed Time Frame.

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

We will use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We also have ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that as of March 31, 2026, that the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an initial business combination will be successful. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the time period we have to complete our initial business combination. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Consideration

As of March 31, 2026, we had $8,846 of cash and cash equivalents, a working capital deficit of $1,052,099 and shareholders’ deficit of $1,036,501. For the fiscal year ended March 31, 2026, we had an accumulated deficit of $2,027,528 and a negative cash flow from operating activities of $843,315.

Subsequent to the consummation of the IPO, our liquidity requirements have been satisfied through the net proceeds from the IPO and the Private Placement. We have incurred, and expect to continue to incur, significant professional fees and costs to maintain our status as a publicly traded company, as well as significant transaction costs in connection with pursuing the consummation of a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on September 12, 2025, we issued the Sponsor 2025 Note in the principal amount of up to $1,000,000 to our Sponsor. The Note bears no interest and after giving effect to the amendment to the Sponsor 2025 Note as provided for in the Amended 2025 Note, it is repayable by us to the Sponsor in full on the earlier of (i) March 31, 2027 or (ii) the date on which we consummate a business combination. The principal balance may be prepaid at any time. At any time on or prior to the maturity date, the Sponsor may elect to convert the outstanding principal balance of the Note into units of our securities at a conversion price of $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of March 31, 2026, the principal amount due and owing under the Sponsor 2025 Note was $313,401.

Our Amended and Restated Memorandum and Articles of Association originally provided that we will have until 12 months from the closing of our IPO, or up to 18 months from the closing of the IPO, to consummate an initial business combination. Following the approval of the Charter Amendment Proposal and Trust Amendment Proposal at our Extraordinary General Meeting held on March 31, 2026, if we do not consummate an initial business combination by April 1, 2027, we will be required to redeem the public shares and thereafter liquidate and dissolve. Accordingly, there is a possibility that an initial business combination may not be completed within the prescribed period of time.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay: (1) the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to us; (2) our legal counsel a monthly fee of $5,000 for professional services as legal consulting. We began incurring these fees on April 1, 2025, and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or our liquidation.

Underwriting Agreement

The underwriters of our IPO, Maxim Group, LLC (“Maxim”), were entitled to a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $875,000 (or $1,006,250 including the full exercise of the Over-Allotment Option). Additionally, we issued the underwriter 4% of the gross proceeds of the IPO as underwriting discounts and commissions in the form of Representative Shares at a price of $10.00 per ordinary share, which equaled 200,000 shares (or 230,000 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of the IPO.

In connection with the closing of the IPO, we issued 200,000 Representative Shares to the underwriter. In connection with the issuance and sales of the Option Units, we issued an additional 30,000 Representative Shares to Maxim, the representative of the underwriters.

Critical Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying audited financial statements as of March 31, 2026 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

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

Ordinary Shares Subject to Possible Redemption

All of the 5,750,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with UYSC’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to UYSC’s amended and restated certificate of incorporation.

UYSC accounted for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) were classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features Redemption Rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within UYSC’s control) were classified as temporary equity. At all other times, ordinary shares were classified as stockholders’ equity. In accordance with ASC 480-10-S99, UYSC classified the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within its control.

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, UYSC has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. UYSC has elected to recognize the changes in redemption value as a deemed dividend and charges against retained earnings or, in the absence of retained earnings, by charges against additional paid-in capital, over an expected 12-month period, which is the initial period that UYSC has to complete a Business Combination.

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

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of UYSC. Unobservable inputs reflect UYSC’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that UYSC has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of UYSC’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The carrying amounts reported in the balance sheet for cash and cash equivalents, marketable securities held in trust account, accounts payable and accrued expenses and due to related parties each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on March 31, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
Jialuan Ma	52	Chief Executive Officer and Director
Jiawen Zhao	32	Chief Financial Officer, Chief Investment Officer and Director
Sze Wai Lee	57	Independent Director
Daniel John Paul Peart	43	Independent Director
Yan Liang	43	Independent Director

Jialuan Ma has served as our Chief Executive Officer and a Director since August 2024. Ms. Ma has extensive experience relating to financial and business management. She is also a charted institute management accountant from the UK since 1998. She has served as the financial director for Roche Pharma China in Shanghai from August 2019 to April 2021, where she oversighted the company’s financial planning and analysis. From December 2017 to August 2018, she served as global financial planning and analysis director for Lenovo. From November 2014 to November 2017, she served as finance director of mainland China and Taiwan at Hitachi Vantara China and co-led the local factory set up. Before this, she worked as finance leaders at Intel for ten years across sales marketing, R&D and manufacturing in Hongkong SAR, California, US, Costa Rica and Shanghai, China. Ms. Ma received her two bachelor’s degrees in English and Economics from Shanghai Jiao Tong University in 1991, an MBA from Richmond Business School in 1998 and a Master of Science from City University of Hong Kong in 2013. Since August 2021, she has also served as independent director at Qomolangma Acquisition Corp. and as the chairman of its audit committee, compensation committee, and nominating committee. We believe Ms. Ma is qualified to serve as our Chief Executive Officer and director due to her extensive experience in business management.

Jiawen Zhao has served as our Chief Investment Officer and a Director since August 2024 and was appointed as our Chief Financial Officer in March 2026. Ms. Zhao has multiple years of experiences in investment management. Since June 2022, she has served as an Investment Director at The Balloch (Holding) Group, where her work involves investment strategy development and implementation, due diligence on potential investment opportunities and deal execution surrounding mergers and acquisitions & private equity investments. Previously, she worked at Shanghai EasyFund Investment Management Co., Ltd. and Jianzhao Investment Management (Nanjing) Co., Ltd., where she performed a wide range of functions including macro and micro investment research, development and execution of strategic initiatives, developing and maintaining financial models to evaluate private equity investment opportunities and assessing their financial viability. Ms. Zhao received her master of finance degree from University of California, Riverside and her two bachelor’s degrees in management and English from Huazhong University of Science & Technology. We believe Ms. Zhao is well qualified to serve on our board of directors because of her extensive experience in private equity investment as well as participation in complex transactions. Ms. Zhao is a CFA charter-holder.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	none of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Please see “— Directors, Executive Officers and Corporate Governance” for a description of our management’s other affiliations.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors, and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares, private placement shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares and private placement shares if we fail to consummate our initial business combination within 12 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units and underlying securities will be worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or saleable by our sponsor until the earlier of (x) six months after the date of the consummation of our initial business combination or (y) the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share surrenders, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (z) we consummate a subsequent liquidation, merger, share exchange or other similar transaction after our initial Business Combination which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units and underlying securities will not be transferable, assignable or saleable by our sponsor until after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and rights following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

●	our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of our initial public offering, our sponsor will have invested in us an aggregate of $2,433,480, comprised of the $25,000 purchase price for the founder shares (or approximately $0.02 per share) and the $2,408,480 purchase price for the private placement units. Accordingly, our sponsor and management team may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

●	certain members of our management team will receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	in the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or members of our management team; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the Cayman Islands are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our current Amended and Restated Memorandum and Articles of Association provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, subject to their fiduciary duties under Cayman Islands law, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Jialuan Ma	Qomolangma Acquisition Corp.	Special Purpose Acquisition Company	Director

Jiawen Zhao	The Balloch (Holding) Group*	Investment	Investment Director

Sze Wai Lee	Shanghai Yingli Investment Management Co., Ltd.*	Media	Chairman of the board of directors and CEO

Yan Liang	Suzhou Zhesida Management Consulting Co., Ltd.*	Management consulting	Financial Consulting Partner Independent director

Daniel John Paul Peart	Jaguar Land Rover*	Automobile production	Head of Central & Eastern Europe Procurement

*	Each of the entities listed in this table designated with an asterisk has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination, because the specific focuses of a majority of these entities differ from our focus and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting. In the case that our Sponsor, directors, and officers sponsor, or otherwise become involved with, any other SPACs prior to completing our initial business combination in the future, we expect that our company will generally have priority over any other special purpose acquisition companies subsequently formed by our Sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination.

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

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within 12 months or up to 24 months from the closing of our initial public offering, or by such earlier liquidation date as our board of directors may approve, the founder shares and private placement units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will therefore comply with Cayman Islands law.

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

Item 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us during the year ended March 31, 2026.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 25, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, the percentage ownership is based on 5,221,060 ordinary shares (which includes ordinary shares that are underlying the units) issued and outstanding as of June 25, 2026. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of rights as the rights are not convertible within 60 days of this Report.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
UY Scuti Investments Limited(2)(3)	1,448,348	27.7%
Jialuan Ma	50,000	*
Sze Wai Lee	40,000	*
Daniel John Paul Peart	35,000	*
Shaokang Lu(4)	35,000	*
Jiawen Zhao	35,000	*
Yan Liang	35,000	*
All directors and officers as a group (six individuals)	230,000	4.4%
Feis Equities LLC / Lawrence M. Feis(5)	559,331	10.7%
Mizuho Financial Group, Inc.(6)	602,136	11.5%
Wolverine Asset Management, LLC(7)	502,944	9.6%
W. R. Berkley Corporation LP and Berkley Insurance Company(8)	407,586	7.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 39 E Broadway, Ste 603, New York, NY 10002.

(2)	Represents shares held by our Sponsor. Our Sponsor is controlled by Qunxue Yin. UY Scuti Investments Limited possess the sole voting power and sole dispositive power with respect to the 1,448,348 ordinary shares held by UY Scuti Investments Limited. Information is based solely on a report on Schedule 13D filed by UY Scuti Investments Limited on April 15, 2025. The principal business office of UY Scuti Investments Limited is 39 East Broadway, Suite 603, New York, New York, 10002.

(3)	Includes the 240,848 private placement units purchased by our Sponsor simultaneously with the consummation of the initial public offering.

(4)	Mr. Lu served as UYSC’s chief financial officer until March 27, 2026.

(5)	Represents shares directly beneficially owned by Feis Equities LLC (“Feis”) and Lawrence M. Feis (“Lawrence”). Feis and Lawrence possess the sole voting power and sole dispositive power with respect to the 559,331 ordinary shares held by Feis and Lawrence. Information is based solely on a report on Schedule 13G/A filed by Feis and Lawrence on February 3, 2026. The principal business office of Feis and Lawrence is located at 1740 Waukegan Road, Suite 206, Glenview, Illinois 60025.

(6)	Represent shares directly beneficially owned by Mizuho Financial Group, Inc. (“Mizuho”). Mizuho possess the sole voting power and sole dispositive power with respect to the 602,136 ordinary shares held by Mizuho. Information is based solely on a report on Schedule 13G/A filed on November 13, 2025. The business address of Mizuho is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(7)	Represents shares beneficially owned by Wolverine Asset Management LLC (“WAM”); WAM has voting and dispositive power over 502,944 ordinary shares of the Company. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Holdings in their roles as Managers of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, and Mr. Gust have voting and dispositive power over 502,944 ordinary shares of the Company. Information is based solely on a report on Schedule 13G/A filed on February 3, 2026. The address for each of WAM and Wolverine Holdings is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(8)	Based on information contained in a Schedule 13G filed on May 8, 2026. Address or principal business office is 475 Steamboat Road, Greenwich, CT 06830

(1)	Unless otherwise indicated, the business address of each of the individuals is 39 E Broadway, Ste 603, New York, NY 10002.

(2)	Represents shares held by our sponsor. Our sponsor is controlled by Guojian Zhang. UY Scuti Investments Limited possess the sole voting power and sole dispositive power with respect to the 1,678,348 ordinary shares held by UY Scuti Investments Limited. Information is based solely on a report on Schedule 13D filed by UY Scuti Investments Limited on April 15, 2025. The principal business office of UY Scuti Investments Limited is 39 East Broadway, Suite 603, New York, New York, 10002.

(3)	Includes the 240,848 private placement units purchased by our sponsor simultaneously with the consummation of the initial public offering.

(4)	Such individual does not beneficially own any of our ordinary shares. However, such an individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.

(5)	Represents shares directly beneficially owned by Harraden Circle Investments, LLC (“Harraden Adviser”), Harraden Circle Investors GP, LP (“Harraden GP”), Harraden Circle Investors GP, LLC (“Harraden LLC”), Harraden Circle Investors, LP (“Harraden Fund”), Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”), Harraden Circle Strategic Investments, LP (“Harraden Strategic Fund”), and Frederick V. Fortmiller, Jr. is the managing member of each of Harraden LLC and Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Adviser, Harraden GP, Harraden LLC, Harraden Fund, Harraden Special Op Fund, and Harraden Strategic Fund. Information is based solely on a report from a Schedule 13 G filed on April 7, 2025. The business address of each of the foregoing is 299 Park Avenue, 21st Floor, New York, New York 10171.

(6)	Represents shares directly beneficially owned by Feis Equities LLC (“Feis”) and Lawrence M. Feis (“Lawrence”). Feis and Lawrence possess the sole voting power and sole dispositive power with respect to the 362,009 ordinary shares held by Feis and Lawrence. Information is based solely on a report on Schedule 13G filed by Feis and Lawrence on April 8, 2025. The principal business office of Feis and Lawrence is located at 1740 Waukegan Road, Suite 206, Glenview, Illinois 60025.

(7)	Represent shares directly beneficially owned by Mizuho Financial Group, Inc. (“Mizuho”). Mizuho posses the sole voting power and sole dispositive power with respect to the 554,945 ordinary shares held by Mizuho. Information is based solely on a report on Schedule 13G filed on May 13, 2025. The business address of Mizuho is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Due to the abovementioned section, the Company conducts periodic review of such forms furnished to us and written representations from certain reporting persons. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis during the fiscal year ended March 31, 2026.

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

We entered into an Administrative Services Agreement with UY Scuti Investments Limited, our sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum of 24 months, an affiliate of our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

In addition, pursuant to the letter agreement with our initial stockholders, officers and directors, such persons have also agreed: (i) to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination, (ii) to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within 12 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). If we submit our initial business combination to our public shareholders for a vote, our sponsor has agreed, pursuant to such letter agreement, to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering in favor of our initial business combination.

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

Our sponsor (and/or its designees) had agreed to loan us up to $500,000 to be used for a portion of the expenses of the initial public offering. As of March 31, 2025, December 31, 2024, and the date of the prospectus for our initial public offering, we had received advances in the amount of nil, $416,584, and $416,584, respectively, which amount was included in the amounts that were due under the note. This loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2025 or the closing of the initial public offering. The loans were repaid upon the closing of the initial public offering out of the estimated $500,000 of funds reserved for the payment of offering expenses. The amount of the purchase price payable by our sponsor for the private placement units as described above and elsewhere were offset in part by amounts which may be due under the note. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Except as described below, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On September 12, 2025, we issued the Sponsor 2025 Note in the principal amount of up to $1,000,000 to the Sponsor. The Sponsor 2025 Note bears no interest and was initially repayable by UYSC to the Sponsor in full on the earlier of: (i) March 31, 2026 or (ii) the date of consummation of the Business Combination. The principal balance may be prepaid at any time. At any time on or prior to the maturity date, the Sponsor may elect to convert the outstanding principal balance of the Sponsor 2025 Note into units of UYSC’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. Effective as of March 31, 2026, UYSC and Sponsor agreed to amend and restate the Sponsor 2025 Note (the “Amended Sponsor Note”) to extend the maturity date thereof to be the earlier of: (i) March 31, 2027 or (ii) the date on which UYSC consummates a business combination. Other than the foregoing terms, the Amended Sponsor Note has the same terms as the Sponsor 2025 Note. As of March 31, 2026, the principal amount due under the Amended Sponsor Note was approximately $313,401.

Effective as of March 31, 2026, Sun Peisha (the “Lender”), an individual and the designee of the Sponsor loaned us the amount of $450,000, which amount was deposited into the Trust Account in order to extend the time that we have to consummate an initial business combination for the first three-month extension period to July 1, 2026 (the “First Extension Loan”). On April 25, 2026, a promissory note, which is dated as of April 13, 2026, evidencing the First Extension Loan was executed by the Company and the Lender (the “First Extension Note”). The First Extension Note is unsecured, bears no interest and provides that the Company shall repay the outstanding principal balance of such note on the date on which the Company consummates the business combination transaction contemplated by that certain Agreement and Plan of Merger dated July 18, 2025 by and among Isdera Group Limited, Xinghui Automotive Technology (Hainan) Co., Ltd., and UY Scuti Acquisition Corp., and the other parties thereto. On such maturity date, the entire outstanding principal balance of the First Extension Note shall be converted into units of the Company’s securities at a conversion price of $10.00 per unit, with each unit consisting of one Ordinary Share of the Company and one right to receive one-fifth of one Ordinary Share of the Company.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor UY Scuti Investments Limited of $10,000 per month, for 12 months (or up to 24 months if we extend the period of time to consummate a business combination), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Except as described above, the terms of such loans have not been determined nor have any written agreements been executed with respect thereto.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accountant Fees and Services.

Audit Alliance LLP, or Audit Alliance, acts as our independent registered public accounting firm. On June 5, 2025, the Audit Committee of the Board of Directors approved the engagement of Audit Alliance as our independent registered public accounting firm for the fiscal year ended March 31, 2025. The following is a summary of fees paid or to be paid to Audit Alliance for services rendered for each of our fiscal years ended March 31, 2026 and 2025.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Audit Alliance in connection with the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC totalled $70,000 and $45,000 for the fiscal years ended March 31, 2026 and 2025, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Audit Alliance for any audit-related fees for the fiscal years ended March 31, 2026 and 2025.

Tax Fees. We did not pay Audit Alliance for tax planning and tax advice for the fiscal years ended March 31, 2026 and 2025.

All Other Fees. We did not pay Audit Alliance for other services for the fiscal years ended March 31, 2026 and 2025.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	The Financial statements listed on the Financial Statements Table of Contents

Exhibit No.	Description
1.1	Underwriting Agreement between Registrant and Maxim Group LLC.(1)
2.1	Merger Agreement, dated July 18, 2025, by and among Isdera Group Limited, Xinghui Automotive Technology (Hainan) Co., Ltd, and UY Scuti Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 24, 2025). †
3.1	Second Amended and Restated Memorandum and Articles of Association.(1).
3.2	Amendments to Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 6, 2026).
4.1	Specimen Unit Certificate(2)
4.2	Specimen Ordinary Share Certificate(2)
4.3	Specimen Right Certificate(2)
4.4	Rights Agreement between Continental and the Registrant, dated as of March 31, 2025.(1)
4.5	Description of Registrant’s Securities*
10.1	Letter Agreement among the Registrant, and its officers, directors, Maxim Group LLC and UY Scuti Investments Limited, dated as of March 31, 2025(1).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant, dated as of March 31, 2025.(1)
10.3	Registration Rights Agreement between the Registrant and certain security holders, dated as of March 31, 2025(1).
10.4	Securities Subscription Agreement, dated August 2, 2024, between the Registrant and UY Scuti Investments Limited. (2)
10.5	Amended Securities Subscription Agreement between the Registrant and UY Scuti Investments Limited(2).
10.6	Private Placement Units Purchase Agreement between the Registrant and UY Scuti Investments Limited, dated as of March 31, 2025.(1).
10.7	Indemnity Agreement dated as of March 31, 2025 between the Company, its officers and directors(1)
10.8	Administrative Services Agreement, by and between the Registrant and UY Scuti Investments Limited, dated as of March 31, 2025(1).
10.9	Amended Securities Subscription Agreement, dated December 2, 2024, between the Registrant and UY Scuti Investments Limited(2).
10.10	Parent Shareholder Lock-Up and Support Agreement, dated July 18, 2025, by and among Isdera Group Limited, Xinghui Automotive Technology (Hainan) Co., Ltd, and UY Scuti Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2025.
10.11	Promissory Note issued September 12, 2025 to Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2025).
10.12	Amendment to Investment Management and Trust Agreement between UY Scuti Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2026).
10.13	Amended Note issued to UY Scuti Investments, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2026).
10.14	First Extension Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2026).
14.1	Form of Code of Ethics(2)
19.1	Insider Trading Policy (3)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy(2)
101.INS	XBRL Instance Document.*
101.SCH	XBRL Schema Document.*
101.CAL	XBRL Calculation Linkbase Document.*
101.DEF	XBRL Definition Linkbase Document.*
101.LAB	XBRL Label Linkbase Document.*
101.PRE	XBRL Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 4, 2025.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 11, 2025.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
†	Certain exhibits and schedules, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish a supplemental copy of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment for any such exhibits or schedules so furnished.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 14, 2026.

UY SCUTI ACQUISITION CORP.

By:	/s/ Jialuan Ma
Jialuan Ma
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jialuan Ma	Chief Executive Officer and Director	July 14, 2026
Jialuan Ma	(Principal Executive Officer)

/s/ Jiawen Zhao	Chief Financial Officer, Chief Investment Officer and Director	July 14, 2026
Jiawen Zhao	(Principal Financial Officer)

/s/ Sze Wai Lee	Director	July 14, 2026
Sze Wai Lee

/s/ Daniel John Paul Peart	Director	July 14, 2026
Daniel John Paul Peart

/s/ Yan Liang	Director	July 14, 2026
Yan Liang

UY Scuti ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

UY Scuti Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UY Scuti Acquisition Corp. (the “Company”), as of March 31, 2026 and 2025, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended March 31, 2026 and 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years ended March 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reported in Note 1 to the financial statements, the Company had an accumulated deficit of $2,027,528 and negative cash flow of $843,315 in operating activities during the year ended March 31, 2026. As of that date, the Company had a working capital deficit of $1,052,099 and shareholders’ deficit of $1,036,501. These events or conditions indicate the existence of material uncertainty which may cast significant doubt on the Company’s ability to continue as going concern. The financial statements have been prepared on the going concern basis as management of the Company has evaluated and concluded that the management’s plans in regard to these matters are described in Note 1. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that the business combination might not happen within the 12-month period from the issuance date of these financial statements. These conditions indicate the existence of a material uncertainty which may cast significant doubt on the ability of the Company to continue as a going concern and therefore they may not be able to realize their assets and discharge their liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified in respect of this matter.

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

Singapore

July 14, 2026

UY SCUTI ACQUISITION CORP.

BALANCE SHEETS

	As of March 31
	2026	2025
Assets
Cash and cash equivalents	$8,846	$17,221
Deferred offering costs	-	222,095
Total Assets	$8,846	$239,316

Non-current asset
Cash held in Trust Account	60,147,604	-
Total non-current Asset	60,147,604	-

Total Assets	60,156,450	239,316

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	177,544	40,000
Promissory Note - Related party	313,401	337,584
Extension Payment Loan	450,000	-
Due to related parties	120,000	-
Total Current Liabilities	$1,060,945	$377,584

Commitments and Contingencies – (see Note 6)

Ordinary shares subject to possible redemption, 5,750,000 and nil shares issued and outstanding at redemption value of $10.46 and nil as of March 31, 2026 and 2025, respectively.	60,132,006	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 10,000,000 shares authorized; nil and nil shares issued and outstanding as of March 31, 2026 and 2025, respectively.	-	-
Ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,908,348 and 1,437,500 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) as of March 31, 2026 and, 2025, respectively*.	191	144
Additional paid-in capital	990,836	24,856
Accumulated deficit	(2,027,528)	(163,268)
Total Shareholders’ Deficit	(1,036,501)	(138,268)
Total Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Deficit	$60,156,450	$239,316

*	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of March 31, 2025. As a result of the underwriter’s full exercise of its over-allotment option on April 7 and April 9, 2025, no Founder Shares are currently subject to forfeiture as of March 31, 2026. (see Note 5).

The accompanying notes are an integral part of these financial statements.

UY SCUTI ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the fiscal year ended March 31,
	2026	2025

Operating expenses	$1,414,260	$156,520
Loss from Operations	$(1,414,260)	$(156,520)
Other income:
Interest earned on cash held in Trust Account	2,197,604	-
Income (loss) before income taxes	783,344	(156,520)
Income taxes expense	-	-
Net income (loss)	$783,344	$(156,520)

Other comprehensive income	$-	$-
Comprehensive income (loss)	$783,344	$(156,520)

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,907,508	1,250,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.99)	$(0.13)
Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,735,481	-
Basic and diluted net income per ordinary share, redeemable ordinary shares	$0.46	$-

The accompanying notes are an integral part of these financial statements.

UY SCUTI ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE FISCAL YEAR ENDED MARCH 31, 2026 AND 2025

					Total
	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2024	1,437,500	$144	$24,856	(6,748)	$18,252
Net loss	-	-	-	(156,520)	(156,520)
Balance as of March 31, 2025	1,437,500	$144	$24,856	$(163,268)	$(138,268)
Proceeds allocated to Public Rights	-	-	5,387,388	-	5,387,388
Sale of private placement shares	240,848	24	2,408,456	-	2,408,480
Issuance of representative shares	230,000	23	2,112,577	-	2,112,600
Underwriters’ discount and other offering expenses	-	-	(3,264,646)	-	(3,264,646)
Accretion of carrying value to redemption value	-	-	(5,677,795)	-	(5,677,795)
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on trust account)	-	-	-	(2,197,604)	(2,197,604)
Subsequent measurement of ordinary shares subject to redemption (additional funding for business combination extension)	-	-	-	(450,000)	(450,000)
Net income	-	-	-	783,344	783,344
Balance as of March 31, 2026	1,908,348	$191	$990,836	$(2,027,528)	$(1,036,501)

(1)	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of March 31, 2025. As a result of the underwriter’s full exercise of its over-allotment option on April 7 and April 9, 2025, no Founder Shares are currently subject to forfeiture as of March 31, 2026. (see Note 5).

The accompanying notes are an integral part of these financial statements.

UY SCUTI ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	783,344	(156,520)
Adjustments to reconcile net cash used in operating activities:
Formation and operating costs paid by Sponsor	313,401	57,336
Amortization of prepaid expenses	485,833	-
Interest earned on investments held in Trust Account	(2,197,604)	-
Changes in operating assets and liabilities
Prepaid expenses	(485,833)	-
Accrued expenses	137,544	-
Due to Sponsor	120,000	-
Net cash used in operating activities	(843,315)	(99,184)

Cash Flows from Investing Activity:
Investment of cash in trust account	(57,500,000)	-
Net cash used in investing activity	(57,500,000)	-

Cash Flows from Financing Activities:
Proceeds from promissory note payable - related party	-	300,000
Repayment of promissory note payable - related party	(337,584)	(79,000)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	56,493,744	-
Proceeds from ordinary shares issued in private placement	2,408,480	-
Payment of deferred offering costs	(229,700)	(104,595)
Net cash generated by financing activities	58,334,940	116,405

Net change in cash	(8,375)	17,221
Cash at beginning of year	17,221	-
Cash at end of the year	$8,846	$17,221

Supplemental Disclosure of Non-cash Activities
Initial classification of ordinary shares subject to possible redemption	$5,387,388	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$306,005	$-
Representative shares issued and charged to offering costs	$2,112,600	$-
Accretion of ordinary shares subject to redemption value	$(5,677,795)	$-
Sponsor Subsequent measurement of ordinary shares subject to redemption (additional funding for business combination extension)	$450,000	$-
Deferred offering costs included in accrued expenses	$-	$40,000
Deferred offering cost paid by Sponsor	$-	$27,500
Paid off the advances from Sponsor balance by drawing down on the promissory note	$-	$89,248

The accompanying notes are an integral part of these financial statements.

UY SCUTI ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND BUSINESS DESCRIPTION

UY Scuti Acquisition Corp. (the “Company”), is a blank check company incorporated under the laws of the Cayman Islands with limited liability on January 18, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activities through March 31, 2026 are related to the Company’s formation and the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination, entering into the Merger Agreement (as defined below) with Isdera Group Limited, and taking actions in connection with the business combination contemplated by the Merger Agreement.. The Company generated non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO on April 1, 2025, the Company consummated the private placement (“Private Placement”) with UY Scuti Investments Limited, its Sponsor, of 227,500 units (the “Initial Private Units”) at a price of $10.00 per Private Unit, generating total gross proceeds of $2,275,000, which is described in Note 4. The Company also issued to Maxim Group LLC, the representative of the underwriter, 200,000 ordinary shares (the “Representative Shares”) on the closing of the IPO.

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

As of April 9, 2025, an aggregate of $57,500,000 was been deposited in the Trust Account established in connection with the IPO.

Transaction costs associated with the IPO and exercise of Over-Allotment Option amounted to $3,570,651, consisting of $1,006,256 and $2,112,600 of underwriting commissions which were paid in cash and representative shares (230,000 ordinary shares) at the closing date of the IPO, respectively and $ 451,795 of other offering costs. At the IPO date, cash of $809,914 (which is net of funds used to repay the outstanding balance of the Promissory Note described in Note 5) was held outside of the Trust Account (as defined below) and available for working capital purposes.

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

Upon the closing of the IPO, management has agreed that $10.00 per Unit sold in the IPO, including a portion of the proceeds of the sale of the Private Units, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any ordinary shares sold as part of the units in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination within 12 months from the closing of this offering or, after giving effect to the amendment to the Company’s amended and restated memorandum and articles of association approved on March 31, 2026, up to 24 months from the closing of the initial public offering (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s ordinary shares, and (c) the redemption of the Company’s public shares if it has not consummated the business combination within 24 months from the closing of the IPO or during any Extension Period, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if the Company has not consummated an initial business combination within 24 months from the closing of the IPO, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. After giving effect to the amendment to the Company’s amended and restated memorandum and articles of association approved on March 31, 2026, the Company will have only 24 months from the closing of the IPO, including the Extension Period to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

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

Pursuant to the terms of the Company’s amendment to the Company’s Amended and Restated Memorandum and Articles of Association and amendment to the Investment Management Trust Agreement dated March 31, 2025 between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”) approved at the extraordinary general meeting held on March 31, 2026 (the “Extraordinary General Meeting”), in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees must deposit an aggregate of $450,000 on or prior to the date of the applicable deadline, for each three-month extension.

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

In connection with the shareholder votes at the Extraordinary General Meeting, holders of 2,437,288 ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share. As a result, approximately $25,302,078 was removed from the Trust Account to pay such holders, and approximately $34,390,068 remained in the Trust Account. Following these redemptions, the Company had 5,221,060 ordinary shares, including 3,312,712 Public Shares, outstanding.

Going Concern Consideration

The Company had a working capital deficit of $1,052,099 and shareholders’ deficit of $1,036,501 as of March 31, 2026 and an accumulated deficit of $2,027,528 and negative cash flow from operating activities of $843,315 for the fiscal year ended March 31, 2026. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the date the financial statements are issued.

In order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, on September 12, 2025, the Company issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to Sponsor. The Promissory Note II bears no interest and was initially repayable by the Company to the Sponsor in full on the earlier of: (i) March 31, 2026 or (ii) the date of consummation of the Business Combination (the “Maturity Date”). Effective as of March 31, 2026, the Company and Sponsor agreed to amend and restate the Promissory Note II to extend the maturity date thereof to be the earlier of: (i) March 31, 2027 or (ii) the date on which we consummate a business combination. The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of March 31, 2026, the principal amount due and owing under the Promissory Note II was $313,401. (See Note 5).

Effective as of March 31, 2026, Sun Peisha, an individual and the designee of the Sponsor, loaned the Company the aggregate amount of $450,000, which sum was deposited into the Trust Account in order to extend the time that the Company has to consummate a business combination for the first three-month extension period. On April 25, 2026, the Company issued a note to the lender to evidence the loan (the “Extension Note”). The Extension Note bears no interest and provides that it shall repay the outstanding principal on the date on which it consummates the business combination. On such maturity date, the entire outstanding principal balance of the Extension Note shall be converted into units of its securities at a conversion price of $10.00 per unit, with each unit consisting of one ordinary share and one right to receive one-fifth of one ordinary share.

The Company initially had 12 months from the closing of this offering or up to 18 months from the closing of the initial public offering. On March 31, 2026, the Company held the Extraordinary General Meeting at which its shareholders approved the Charter Amendment Proposal and Trust Amendment Proposal. These proposals provide that the Company may extend the date by which it must complete a business combination up to four times from April 1, 2026 to April 1, 2027, with each extension comprised of a three-month extension period, subject to the Sponsor (or its designee) depositing $450,000 into the Trust Account for each extension period. If the Company has not consummated an initial business combination by April 1, 2027, such ordinary shares shall be redeemed. There is a possibility that business combination might not happen within the prescribed period of time.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern within one year after the date that the audited financial statements are issued. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash and cash equivalents of $8,846 and $17,221 as of March 31, 2026 and 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026 and 2025, the Company had $60,147,604 and nil, respectively, in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, in Hong Kong, which, at times, may exceed the Deposit Protection Scheme (the “DPS”) HK$500,000 (approximately $64,000). As of March 31, 2026 and 2025, the Company has cash and cash equivalents of $8,846 and $17,221, respectively, deposited at a financial institution in Hong Kong, which the Company’s management believes is of a high credit quality. Such Deposit Insurance Regulations would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are higher than the coverage limit. No balances were in excess of the insured amounts as of March 31, 2026.

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

For the fiscal year ended March 31, 2026, the Company recorded accretion of ordinary shares subject to redemption of $5,677,795, and subsequent measurement of ordinary shares subject to possible redemption of $2,197,604, representing interest earned and unrealized gains on the Trust Account. For the fiscal year ended March 31, 2025, the Company did not record accretion of ordinary shares subject to redemption and subsequent measurement of ordinary shares subject to possible redemption.

As of March 31, 2026, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,387,388)
Offering costs allocated to redeemable shares	(306,005)
Plus:
Accretion of carrying value to redemption value	5,980,052
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	2,197,604
Ordinary shares subject to possible redemption as of March 31, 2026	$59,682,006

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

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the fiscal year ended did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the statements of operations and comprehensive income and loss is based on the following:

	For the Fiscal Year Ended March 31,
	2026	2025

Net income (loss)	$783,344	$(156,520)
Less: Subsequent measurement and accretion of redeemable ordinary shares to redemption value	(8,325,399)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(7,542,055)	$(156,520)

	For the Fiscal Year Ended March 31, 2026		For the Fiscal Year Ended March 31, 2025
	Redeemable Ordinary	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share

Numerators:
Allocation of net loss	$(5,659,738)	$(1,882,317)	$-	$(156,520)
Accretion of redeemable ordinary shares to redemption value	8,325,399	-	-	-
Allocation of net income (loss)	$2,665,661	$(1,882,317)	$-	$-
Denominators:
Weighted-average ordinary shares outstanding	5,735,481	1,907,508	-	1,250,000
Basic and diluted earnings (loss) per share	$0.46	$(0.99)	$-	$(0.13)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$60,147,604	$60,147,604	$-	$-

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$-	$-	$-	$-

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

The Founder shares except as described below, are identical to the ordinary shares included in the units sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (a) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (b) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete our initial business combination within the Combination Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete the Company’s initial business combination within the Combination Period) and (c) are entitled to certain registration rights to provide for the resale of such shares under the Securities Act. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder Shares, private shares and any public shares purchased during or after this offering in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after this offering.

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

Promissory Note I

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

As of March 31, 2025, the principal amount due and owing under the Promissory Note I was $337,584. In connection with the closing of our IPO, the approximately $337,584 drawn down under Promissory Note I was repaid in full. There was no balance due under Promissory Note I as of March 31, 2026.

Related Party Loans

Promissory Note II

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor and the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it intends to repay such loaned amount at closing. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans made by the Sponsor, the Company’s officers and directors, or r their affiliates to the Company prior to or in connection with its initial Business Combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of its initial Business Combination. The units would be identical to the Placement Units. As of March 31, 2025, the Company had no borrowings under related party loans.

On September 12, 2025, the Company issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to Sponsor. The Promissory Note II bears no interest and was initially repayable by the Company to the Sponsor in full on the earlier of: (i) March 31, 2026 or (ii) the date of consummation of the Business Combination (the “Maturity Date”). Effective as of March 31, 2026, the Company and Sponsor agreed to amend and restate the Promissory Note II to extend the Maturity Date to be the earlier of: (i) March 31, 2027 or (ii) the date on which we consummate a business combination. The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note II into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of March 31, 2026, the principal amount due and owing under the Promissory Note II was $313,401.

Extension Note

Effective as of March 31, 2026, Sun Peisha, an individual and the designee of the Sponsor, loaned the Company the aggregate amount of $450,000, which sum was deposited into the Trust Account in order to extend the time that the Company has to consummate a business combination for the first three-month extension period. On April 25, 2026, the Company issued a note to the lender to evidence the loan (the “Extension Note”). The Extension Note bears no interest and provides that it shall repay the outstanding principal on the date on which it consummates the business combination. On such maturity date, the entire outstanding principal balance of the Extension Note shall be converted into units of its securities at a conversion price of $10.00 per unit, with each unit consisting of one ordinary share and one right to receive one-fifth of one ordinary share.

As of March 31, 2026 and 2025, the Company had outstanding borrowings under related party loans of $450,000 and nil, respectively.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the fiscal year ended March 31, 2026 and 2025, the Company has accrued $120,000 and nil, respectively, for the administrative support services provided by the Sponsor.

As of March 31, 2026 and 2025, the balance of amount due to the Sponsor were $120,000 and nil, respectively.

Note 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Placement Units (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — SHAREHOLDERS’ EQUITY

Preference Share

The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and 2025, there were no preference shares issued or outstanding.

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

As of March 31, 2025, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 7, 2025, the underwriter exercised the Over-Allotment Option in part to purchase an additional 357,622 Units of the Company. On April 9, 2025, the underwriter notified the Company of its exercise of the remaining portion of the Over-Allotment Option to purchase an additional 392,378 Units of the Company at an offering price of $10.00 per Unit. Upon the full exercise of the over-allotment option, all of the 187,500 Founder Shares are no longer subject to forfeiture. As of March 31, 2026, excluding shares subject to redemption, there were 1,908,348 ordinary shares issued and outstanding, including ordinary shares underlying Units that have not been separated as of such date.

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

	For the Fiscal Year End March 31,
	2026	2025
Formation and operating costs	$1,414,260	$156,520

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

As of March 31, 2026, and 2025, the Company had total assets of $60,156,450 and $239,316, respectively. See the Company’s balance sheets for additional information.

Note 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that would have required adjustment or disclosure in the financial statements.

In connection with the Extraordinary General Meeting held on March 31, 2026, holders of 2,437,288 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption of approximately $25,302,079. The redemption payments were settled in April 2026.

Further, on June 30, 2026, the Company caused an additional amount of $450,000 to be deposited into the Trust Account in order to pay the extension contribution to extend the time that it has to consummate its initial business combination to October 1, 2026. The second extension payment was loaned to the Company by Isdera HK Limited, an affiliate of Isdera Group.