Form 10-Q
period 2026-06-30
UY Scuti Acquisition Corp.
filed 2026-08-13
CIK 2036973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, assuming all units have been separated, the registrant had 5,221,060 ordinary shares, $0.0001 par value per share, issued and outstanding.

UY SCUTI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

Part I. Financial Information

Item 1. Financial Statements

UY SCUTI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

Currency expressed in United States Dollars (“US$”), except for number of shares

	As of
	June 30 2026	March 31, 2026
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$8,807	$8,846
Prepaid expenses	42,500	-
Total Current Assets	$51,307	$8,846

Non-current asset
Cash held in Trust Account	35,598,437	60,147,604
Total non-current Asset	$35,598,437	$60,147,604

Total Assets	$35,649,744	$60,156,450

Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	128,020	177,544
Promissory Note - related parties	919,053	763,401
Due to third parties	494,380	-
Due to related party	150,000	120,000
Total Current Liabilities	$1,691,453	$1,060,945

Commitments and Contingencies – (see Note 7)

Ordinary shares subject to possible redemption, 3,312,712 and 5,750,000 shares issued and outstanding at redemption value of $10.75 and $10.46 as of June 30, 2026 and March 31, 2026, respectively.	35,598,437	60,132,006

Shareholders’ Deficit
Preference shares, $0.0001 par value; 10,000,000 shares authorized; nil and nil shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively.	-	-
Ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,908,348 and 1,908,348 shares issued and outstanding (excluding 3,312,712 shares subject to redemption) as of June 30, 2026 and March 31, 2026, respectively*.	191	191
Additional paid-in capital	975,238	990,836
Accumulated deficit	(2,615,575)	(2,027,528)
Total Shareholders’ Deficit	(1,640,146)	(1,036,501)
Total Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Deficit	$35,649,744	$60,156,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Operating expenses	$137,975	$234,453
Loss from Operations	$(137,975)	$(234,453)
Other income:
Interest earned on cash held in Trust Account	302,840	566,531
Income before income taxes	164,865	332,078
Income taxes expense	-	-
Net income	$164,865	$332,078

Other comprehensive income	$-	$-
Comprehensive income	$164,865	$332,078

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	3,475,198	5,691,280
Basic and diluted net income per ordinary share, redeemable ordinary shares	$0.11	$0.13
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,908,348	1,904,952
Basic and diluted net loss per ordinary share, redeemable ordinary shares	$(0.11)	$(0.22)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

Currency expressed in United States Dollars (“US$”), except for number of shares

FOR THE THREE MONTHS ENDED JUNE 30, 2026

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2026	1,908,348	$191	$990,836	$(2,027,528)	$(1,036,501)
Accretion of carrying value to redemption value	-	-	(15,598)	-	(15,598)
Subsequent measurement of ordinary shares subject to redemption (additional funding for business combination extension)	-	-	-	(450,072)	(450,072)
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on trust account)	-	-	-	(302,840)	(302,840)
Net income	-	-	-	164,865	164,865
Balance as of June 30, 2026 (Unaudited)	1,908,348	$191	$975,238	$(2,615,575)	$(1,640,146)

FOR THE THREE MONTHS ENDED JUNE 30, 2025

			Additional	Retained earnings	Total Shareholders’
	Ordinary Shares		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of March 31, 2025	1,437,500	$144	$24,856	$(163,268)	$(138,268)
Proceeds allocated to Public Rights	-	-	5,387,388	-	5,387,388
Sale of private placement shares	240,848	24	2,408,456	-	2,408,480
Issuance of representative shares	230,000	23	2,112,577	-	2,112,600
Underwriters’ discount and other offering expenses	-	-	(3,264,646)	-	(3,264,646)
Accretion of ordinary share subject to redemption value	-	-	(1,970,381)	-	(1,970,381)
Net income	-	-	-	332,078	332,078
Balance as of June 30, 2025 (Unaudited)	1,908,348	$191	$4,698,250	$168,810	$4,867,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNADUTIED CONDENSED STATEMENTS OF CASH FLOWS

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$164,865	$332,078
Adjustments to reconcile net cash used in operating activities:
Operating cost paid by Sponsor	199,960	-
Amortization of prepaid expenses	42,500	-
Interest earned on cash held in Trust Account	(302,840)	(566,531)
Changes in operating assets and liabilities
Prepaid expenses	(85,000)	(335,625)
Accrued expenses	(49,524)	(30,000)
Due to related party	30,000	30,000
Net cash used in operating activities	(39)	(570,078)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(900,072)	-
Cash withdrawn from Trust Account to public stockholder redemption	(25,302,079)	-
Investment of cash in Trust Account	-	(57,500,000)
Net cash used in investing activities	(26,202,151)	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from promissory note to related parties	450,000	-
Proceeds from third parties	450,072	-
Cash withdrawn from Trust Account to public stockholder redemption	25,302,079	-
Repayment of promissory note payable - related party	-	(337,584)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	56,493,744
Proceeds from ordinary shares issued in private placement	-	2,408,480
Payment of offering costs	-	(229,700)
Net cash generated by financing activities	26,202,151	58,334,940

Net change in cash	(39)	264,862
Cash at beginning of the period	8,846	17,221
Cash at end of the period	$8,807	$282,083

Supplemental Disclosure of Non-cash Activities
Representative shares issued and charged to offering costs	$-	$2,112,600
Accretion and subsequent measurement of ordinary shares subject to redemption value	$(768,510)	$(1,970,381)

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

As of June 30, 2026, the Company had not commenced any operations. All activities through June 30, 2026 are related to the Company’s formation and the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination, entering into the Merger Agreement (as defined below) with Isdera Group Limited, and taking actions in connection with the business combination contemplated by the Merger Agreement. The Company generated non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

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

As of April 9, 2025, an aggregate of $57,500,000 was deposited in the Trust Account established in connection with the IPO.

Transaction costs associated with the IPO and exercise of Over-Allotment Option amounted to $3,570,651, consisting of $1,006,256 and $2,112,600 of underwriting commissions which were paid in cash and representative shares (230,000 ordinary shares) at the closing date of the IPO, respectively and $451,795 of other offering costs. At the IPO date, cash of $809,914 (which is net of funds used to repay the then outstanding balance of the Promissory Note described in Note 5) was held outside of the Trust Account (as defined below) and was available for working capital purposes

.

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

Upon the closing of the IPO, management has agreed that $10.00 per Unit sold in the IPO, including a portion of the proceeds of the sale of the Private Units, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from the IPO held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any ordinary shares sold as part of the units in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination within 12 months from the closing of the IPO or after giving effect to the amendment to the Company’s amended and restated memorandum and articles of association approved on March 31, 2026, up to 24 months from the closing of the IPO (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s ordinary shares, and (c) the redemption of the Company’s public shares if it has not consummated the business combination within 24 months from the closing of the IPO or during any Extension Period, subject to applicable law. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if the Company has not consummated an initial business combination within 24 months from the closing of the IPO, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Business Combination Agreement

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

Extension Meeting

On March 31, 2026, the Company held an extraordinary general meeting (“Extraordinary General Meeting”) and approved a proposal to extend the time available for the Company to consummate its initial Business Combination. Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and amendment to the Investment Management Trust Agreement dated March 31, 2025 between the Company and Continental Stock Transfer & Company (the “Trust Agreement”) approved at the Extraordinary General Meeting, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees must deposit an aggregate of $450,000 on or prior to the date of the applicable deadline, for each three-month extension

In connection with the shareholder votes at the Extraordinary General Meeting, holders of 2,437,288 ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share. As a result, approximately $25,302,078 was removed from the Trust Account to pay such holders, and approximately $34,390,068 remained in the Trust Account. Following these redemptions, the Company had 5,221,060 ordinary shares, including 3,312,712 Public Shares, outstanding.

Extension Payments

Effective as of March 31, 2026, Sun Peisha, an individual and the designee of the Sponsor, loaned the Company the aggregate amount of $450,000, which sum was deposited into the Trust Account in order to extend the time that the Company has to consummate a business combination for the first three-month extension period. On April 25, 2026, the Company issued a note to the lender to evidence the loan (the “Extension Note I”). The Extension Note I bears no interest and provides that it shall repay the outstanding principal on the date on which it consummates the business combination. On such maturity date, the entire outstanding principal balance of the Extension Note shall be converted into units of its securities at a conversion price of $10.00 per unit, with each unit consisting of one ordinary share and one right to receive one-fifth of one ordinary share.

On June 30, 2026, Isdera HK Limited, an affiliate of Isdera Group, loaned the Company the aggregate amount of $450,000, which sum was deposited into the Trust Account in order to extend the time that the Company has to consummate a business combination for the second three-month extension period.

As of June 30, 2026, an aggregate of $900,000 was deposited into the trust account of the Company for the benefit of its public shareholders in connection with a previously approved extension of the period the Company has to consummate its initial business combination.

Going concern consideration

The Company had a working capital deficit of $1,640,146, shareholders’ deficit of $1,640,146 and an accumulated deficit of $2,615,575 as of June 30, 2026. The Company had a negative cash flow from operating activities of $39 for the three months ended June 30, 2026. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the date the financial statements are issued.

Subsequent to the consummation of the IPO, our liquidity requirements have been satisfied through the net proceeds from the IPO, the Private Placement, loans from our Sponsor pursuant to the Promissory Note II (defined below), and a loan from third parties as described below. We have incurred, and expect to continue to incur, significant professional fees and costs to maintain our status as a publicly traded company, as well as significant transaction costs in connection with pursuing the consummation of a Business Combination.

In order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, on September 12, 2025, the Company issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to Sponsor. The Promissory Note II bears no interest and was initially repayable by the Company to the Sponsor in full on the earlier of: (i) March 31, 2026 or (ii) the date of consummation of the Business Combination (the “Maturity Date”). Effective as of March 31, 2026, the Company and Sponsor agreed to amend and restate the Promissory Note II to extend the maturity date thereof to be the earlier of: (i) March 31, 2027 or (ii) the date on which we consummate a business combination. The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of June 30, 2026, the principal amount due and owing under the Promissory Note II was $469,053.

The Company initially had 12 months from the closing of the IPO or up to 18 months from the closing of the IPO to complete a business combination. On March 31, 2026, the Company held the Extraordinary General Meeting at which its shareholders approved a proposal to extend the date by which it must complete a business combination up to four times from April 1, 2026 to April 1, 2027, with each extension comprised of a three-month extension period, subject to the Sponsor (or its designee) depositing $450,000 into the Trust Account for each extension period. If the Company has not consummated an initial business combination by April 1, 2027, the outstanding Public Shares will be redeemed. There is a possibility that business combination might not happen within the prescribed period of time.

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

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the unaudited condensed financial statements, have been included. Interim results are not necessarily indicative of results that may be expected through March 31, 2027 or for any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s 2026 Annual Report on Form 10-K as filed with the SEC on July 14, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash and cash equivalents of $8,807 and $8,846 as of June 30, 2026 and March 31, 2026, respectively.

Cash Held in Trust Account

As of June 30, 2026 and March 31, 2026, the Company had $35,598,437 and $60,147,604, respectively, in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, in Hong Kong, which, at times, may exceed the Deposit Protection Scheme (the “DPS”) HK$500,000 (approximately $64,000). As of June 30, 2026 and March 31, 2026, the Company has cash and cash equivalents of $8,807 and $8,846, respectively, deposited at a financial institution in Hong Kong, which the Company’s management believes is of a high credit quality. Such Deposit Insurance Regulations would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are higher than the coverage limit. No balances were in excess of the insured amounts as of June 30, 2026.

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

For the three months ended June 30, 2026, the Company recorded subsequent remeasurement and accretion of ordinary share subject to redemption value of $768,510.

As of June 30, 2026, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,387,388)
Offering costs allocated to redeemable shares	(306,005)
Plus:
Accretion of carrying value to redemption value	5,980,052
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account and additional funding for business combination extension)	2,197,604
Ordinary shares subject to possible redemption as of March 31, 2026	$59,682,006
Less:
Public shareholder redemptions	(25,302,079)
Plus:
Accretion of carrying value to redemption value	15,598
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account and additional funding for business combination extension)	752,912
Ordinary shares subject to possible redemption as of June 30, 2026 (Unaudited)	$35,598,437

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended June 30, 2026 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income and loss is based on the following:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Net income	$164,865	$332,078
Less: Subsequent measurement and accretion of redeemable ordinary shares to redemption value	(768,510)	(1,970,381)
Net loss including accretion of redeemable ordinary shares to redemption value	$(603,645)	$(1,638,303)

	For the Three Months Ended
	June 30, 2026
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$(389,666)	$(213,979)
Subsequent measurement and accretion of redeemable ordinary shares to redemption value	768,510	-
Allocation of net income (loss)	$378,844	$(213,979)
Denominators:
Weighted-average ordinary shares outstanding	3,475,198	1,908,348

Basic and diluted earnings (loss) per share	$0.11	$(0.11)

	For the Three Months Ended
	June 30, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$(1,227,456)	$(410,847)
Subsequent measurement and accretion of redeemable ordinary shares to redemption value	1,970,381	-
Allocation of net income (loss)	$742,925	$(410,847)
Denominators:
Weighted-average ordinary shares outstanding	5,691,280	1,904,952

Basic and diluted earnings (loss) per share	$0.13	$(0.22)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$35,598,437	$35,598,437	$-	$-

	March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$60,147,604	$60,147,604	$-	$-

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

Related Party Loans

Promissory Note II

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

On September 12, 2025, the Company issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to Sponsor. The Promissory Note II bears no interest and was initially repayable by the Company to the Sponsor in full on the earlier of: (i) March 31, 2026 or (ii) the date of consummation of the Business Combination (the “Maturity Date”). Effective as of March 31, 2026, the Company and Sponsor agreed to amend and restate the Promissory Note II to extend the Maturity Date to be the earlier of: (i) March 31, 2027 or (ii) the date on which we consummate a business combination. The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note II into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of June 30, 2026 and March 31, 2026, the principal amount due and owing under the Promissory Note II was $469,053 and $313,401, respectively.

Extension Note I

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

As of June 30, 2026 and March 31, 2026, the Company had outstanding borrowings under Extension Note I of $450,000 and $450,000, respectively.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three months ended June 30, 2026 and 2025, the Company has accrued $30,000 and $30,000 for the administrative support services provided by the Sponsor.

As of June 30, 2026 and March 31, 2026, the balance of amount due to the Sponsor were $150,000 and $120,000, respectively.

Note 6 — DUE TO THIRD PARTIES

As of June 30, 2026 and March 31, 2026, the Company had a balance due of $450,072 and nil, respectively, to Isdera HK Limited, an affiliate of Isdera Group. The balance was due on demand and without interest.

As of June 30, 2026 and March 31, 2026, the Company had a balance of $ 44,308 and nil, respectively, to Xinghui Automotive Technology (Hainan) Co., Ltd., an affiliate of Isdera Group. The balance was due on demand and without interest.

Note 7 — COMMITMENTS AND CONTINGENCIES

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

Financial Advisor Agreement

We entered into an advisory agreement with Keltwin International Limited (the “Advisor”) dated June 23, 2025, which was subsequently amended on July 1, 2026 (as amended, the “Advisory Agreement”). Pursuant to the Advisory Agreement, we engaged the Advisor to provide us with consultancy services including assistance in valuing, structuring and negotiating the terms for a transaction and assistance in the preparation of its proxy statement, registration statement, and/or other documents related to a business combination transaction. In consideration of such services, the Advisor agreed to be paid in 4,700,000 PubCo Class A Ordinary Shares upon the closing of the business combination transaction. The shares issuable to the Advisor are subject to a six-month lock-up period commencing on the closing date of the business combination transaction. Further, the Advisor was granted registration rights pursuant to which the shares issuable to them will either be included in the registration statement filed with the SEC in connection with the closing of the business combination or in a registration statement to be filed within thirty (30) days following the closing of the business combination covering the resale of such shares.

Note 7 — SHAREHOLDERS’ EQUITY

Preference Share

The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and March 31, 2026, there were no preference shares issued or outstanding.

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

As of June 30, 2026 and March 31, 2026, excluding shares subject to redemption, there were 1,908,348 ordinary shares issued and outstanding, including ordinary shares underlying Units that have not been separated as of such date.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
Cash and cash equivalents	$8,807	$8,846
Cash held in Trust Account	$35,598,437	$60,147,604

	For the Three Months Ended June 30
	2026	2025
	(Unaudited)	(Unaudited)
Operating expenses	$137,975	$234,453
Interest earned on cash held in Trust Account	$302,840	$566,531

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

Pursuant to our Amended and Restated Memorandum and Articles of Association, as amended, if we are unable to complete our initial business combination within the Combination Period of twelve (12) months from the consummation of our IPO, subject to our ability to extend such time period by up to twelve (12) months, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

For the three months ended June 30, 2026, we had a net income of $164,865, which consists of interest earned on cash held in the Trust Account of $302,840, offset by operating costs of $137,975.

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

In connection with the Charter Amendment Proposal and Trust Amendment Proposal, we agreed that (i) if we extend the time period within which to consummate a business combination and contribute the revised extension fee to the Trust Account in connection with such election, we intend to file a Current Report on Form 8-K to disclose such event and (ii) if the shareholders approve the Charter Amendment Proposal and the Trust Amendment Proposal, we would not seek another shareholder vote to approve a further change to the terms and conditions concerning extending the time period within which to consummate a business combination

In connection with the shareholder votes at the Extraordinary General Meeting, holders of 2,437,288 Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share. As a result, approximately $25,302,078 was removed from the Trust Account to pay such holders and approximately $34,390,068 remained in the Trust Account. Following these redemptions, we had 5,221,060 Ordinary Shares, including 3,312,712 Public Shares, outstanding.

Extension Loans

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

Liquidity and Capital Resources

As of June 30, 2026, we had $8,807 in cash and cash equivalents held outside of the Trust Account, a working capital deficit of $1,640,146 and a shareholders’ deficit of $1,640,146. As of March 31, 2026, we had $8,846 in cash and cash equivalents held outside of the Trust Account, a working capital deficit of $1,052,099 and a shareholders’ deficit of $1,036,501. For the three months ended June 30, 2026, we had a net income of $164,865, which consists of interest earned on cash held in the Trust Account of $302,840, offset by operating costs of $137,975. For the three months ended June 30, 2026, we had a negative cash flow from operating activities of $39. For the fiscal year ended March 31, 2026, we had a negative cash flow from operating activities of $843,315.

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

Upon the closing of the IPO and the private placement, a total of $57,500,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, if any, or upon the redemption by public shareholders of Ordinary Shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding Ordinary Shares issued by the Company in the Initial Public Offering if the Company does not consummate an initial business combination within the Combination Period.

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

We have incurred and expect to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that, as of June 30, 2026, we have sufficient funds for our working capital needs until a minimum of one year from the date of issuance of these financial statements. We cannot assure that our plans to consummate an initial business combination will be successful. In addition, if we are unable to complete a Business Combination within the Combination Period, our board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that our plans to consummate a Business Combination will be successful within the time period we have to complete our initial business combination. As a result, management has determined that this additional condition also raises substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going concern consideration

As of June 30, 2026, we had $8,807 in cash and cash equivalents held outside of the Trust Account, a working capital deficit of $1,640,146 and a shareholders’ deficit of $1,640,146. For the three months ended June 30, 2026, we had a net income of $164,865, which consists of interest earned on cash held in the Trust Account of $302,840, offset by operating costs of $137,975. For the three months ended June 30, 2026, we had a negative cash flow from operating activities of $39.

Subsequent to the consummation of the IPO, our liquidity requirements have been satisfied through the net proceeds from the IPO, the Private Placement, loans from our Sponsor pursuant to the Promissory Note II, and loan from third parties as described below. We have incurred, and expect to continue to incur, significant professional fees and costs to maintain our status as a publicly traded company, as well as significant transaction costs in connection with pursuing the consummation of a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on September 12, 2025, we issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to our Sponsor. The Promissory Note II bears no interest and after giving effect to the amendment to the Promissory Note II, it is repayable by us to the Sponsor in full on the earlier of (i) March 31, 2027 or (ii) the date of consummation of a Business Combination (the “Maturity Date”). The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note II into units of our securities at a conversion price of $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of June 30, 2026, the principal amount due and owing under the Promissory Note II was $469,053.

Our Amended and Restated Memorandum and Articles of Association originally provided that we will have until 12 months from the closing of our IPO, or up to 18 months from the closing of the IPO, to consummate an initial business combination. Following the approval of the Charter Amendment Proposal and Trust Amendment Proposal at our Extraordinary General Meeting held on March 31, 2026, if we do not consummate an initial business combination by April 1, 2027, we will be required to redeem the public shares and thereafter liquidate and dissolve. Accordingly, there is a possibility that an initial business combination may not be completed within the Combination Period.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Financial Advisor Agreement

We entered into an advisory agreement with Keltwin International Limited (the “Advisor”) dated June 23, 2025, which was subsequently amended on July 1, 2026 (as amended, the “Advisory Agreement”). Pursuant to the Advisory Agreement, we engaged the Advisor to provide us with consultancy services including assistance in valuing, structuring and negotiating the terms for a transaction and assistance in the preparation of its proxy statement, registration statement, and/or other documents related to a business combination transaction. In consideration of such services, the Advisor agreed to be paid in 4,700,000 PubCo Class A Ordinary Shares upon the closing of the business combination transaction. The shares issuable to the Advisor are subject to a six-month lock-up period commencing on the closing date of the business combination transaction. Further, the Advisor was granted registration rights pursuant to which the shares issuable to them will either be included in the registration statement filed with the SEC in connection with the closing of the business combination or in a registration statement to be filed within thirty (30) days following the closing of the business combination covering the resale of such shares.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements as of June 30, 2026 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

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

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income and loss include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended June 30, 2026 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the SEC on July 14, 2026 and any additional filings made by the Company following such date. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

Transaction costs related to our IPO amounted to $3,019,884, consisting of $875,000 of underwriting fees, $1,812,600 of the Representative Shares and $332,284 of other offering costs. A total of $57,500,000, from the proceeds of the IPO and the Private Placement, was placed in a U.S.-based trust account, established by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within the Combination Period, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within the Combination Period.

Net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $792,706. As of June 30, 2026, the Company had a working capital deficit of $1,640,146.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendments to Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 6, 2026).
10.1	Amendment to Investment Management and Trust Agreement between UY Scuti Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2026).
10.2	Amended Note issued to UY Scuti Investments, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2026).
10.3	First Extension Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UY SCUTI ACQUISITION CORP.

Date: August 13, 2026		/s/ Qunxue Yin
	Name:	Qunxue Yin
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026		/s/ Jiawen Zhao
	Name:	Jiawen Zhao
	Title:	Chief Financial Officer (Principal Financial Officer)