Form 10-Q
period 2026-09-30
UY Scuti Acquisition Corp.
filed 2026-11-13
CIK 2036973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, assuming all units have been separated, the registrant had 5,221,060 ordinary shares, $0.0001 par value per share, issued and outstanding.

UY SCUTI ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

Part I. Financial Information

Item 1. Financial Statements

UY SCUTI ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

Currency expressed in United States Dollars (“US$”), except for number of shares

	As of
	September 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$1,858	$8,846
Prepaid expenses	23,250	-
Total Current Assets	$25,108	$8,846

Non-current asset
Cash held in Trust Account	36,351,195	60,147,604
Total non-current Asset	$36,351,195	$60,147,604

Total Assets	$36,376,303	$60,156,450

Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	111,823	177,544
Promissory Note - related parties	932,253	763,401
Due to third parties	1,028,355	-
Due to a related party	255,047	120,000
Total Current Liabilities	$2,327,478	$1,060,945

Commitments and Contingencies – (see Note 7)

Ordinary shares subject to possible redemption, 3,312,712 and 5,750,000 shares issued and outstanding at redemption value of $10.97 and $10.46 as of September 30, 2026 and March 31, 2026, respectively.	36,351,195	60,132,006

Shareholders’ Deficit
Preference shares, $0.0001 par value; 10,000,000 shares authorized; nil and nil shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively.	-	-
Ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,908,348 and 1,908,348 shares issued and outstanding (excluding 3,312,712 shares subject to redemption) as of September 30, 2026 and March 31, 2026, respectively*.	191	191
Additional paid-in capital	975,238	990,836
Accumulated deficit	(3,277,799)	(2,027,528)
Total Shareholders’ Deficit	(2,302,370)	(1,036,501)
Total Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Deficit	$36,376,303	$60,156,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses	$212,194	$440,012	$350,169	$674,465
Loss from Operations	$(212,194)	$(440,012)	$(350,169)	$(674,465)
Other income:
Interest earned on cash held in Trust Account	302,729	592,004	605,569	1,158,535
Income before income taxes	90,535	151,992	255,400	484,070
Income tax expense	-	-	-	-
Net income	$90,535	$151,992	$255,400	$484,070

Other comprehensive income	$-	$-	$-	$-
Comprehensive income	$90,535	$151,992	$255,400	$484,070

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,908,348	1,908,348	1,908,348	1,906,669
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.13)	$(0.24)	$(0.24)	$(0.46)
Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	3,312,712	5,750,000	3,393,062	5,720,963
Basic and diluted net income per ordinary share, redeemable ordinary shares	$0.10	$0.11	$0.21	$0.24

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

Currency expressed in United States Dollars (“US$”), except for number of shares

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2026	1,908,348	$191	$990,836	$(2,027,528)	$(1,036,501)
Accretion of carrying value to redemption value	-	-	(15,598)	-	(15,598)
Subsequent measurement of ordinary shares subject to redemption (additional funding for business combination extension)	-	-	-	(450,072)	(450,072)
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on trust account)	-	-	-	(302,840)	(302,840)
Net income	-	-	-	164,865	164,865
Balance as of June 30, 2026 (Unaudited)	1,908,348	$191	$975,238	$(2,615,575)	$(1,640,146)
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on trust account)	-	-	-	(302,729)	(302,729)
Subsequent measurement of ordinary shares subject to redemption (additional funding for business combination extension)	-	-	-	(450,030)	(450,030)
Net income	-	-	-	90,535	90,535
Balance as of September 30, 2026 (Unaudited)	1,908,348	$191	$975,238	$(3,277,799)	$(2,302,370)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025

			Additional	Retained earnings	Total Shareholders’
	Ordinary Shares		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of March 31, 2025	1,437,500	$144	$24,856	$(163,268)	$(138,268)
Proceeds allocated to Public Rights	-	-	5,387,388	-	5,387,388
Sale of private placement shares	240,848	24	2,408,456	-	2,408,480
Issuance of representative shares	230,000	23	2,112,577	-	2,112,600
Underwriters’ discount and other offering expenses	-	-	(3,264,646)	-	(3,264,646)
Accretion of ordinary share subject to redemption value	-	-	(1,970,381)	-	(1,970,381)
Net income	-	-	-	332,078	332,078
Balance as of June 30, 2025 (Unaudited)	1,908,348	$191	$4,698,250	$168,810	$4,867,251
Accretion of ordinary share subject to redemption value	-	-	(2,027,051)	-	(2,027,051)
Net income	-	-	-	151,992	151,992
Balance as of September 30, 2025 (Unaudited)	1,908,348	$191	$2,671,199	$320,802	$2,992,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Six Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$255,400	$484,070
Adjustments to reconcile net cash used in operating activities:
Operating cost paid by Sponsor	243,899	86,570
Amortization of prepaid expenses	63,750	-
Interest earned on cash held in Trust Account	(605,569)	(1,158,535)
Changes in operating assets and liabilities
Prepaid expenses	(87,000)	(300,417)
Accrued expenses	(65,721)	(15,000)
Due to third parties	128,253	-
Due to Sponsor	60,000	60,000
Net cash used in operating activities	(6,988)	(843,312)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(1,350,102)	(57,500,000)
Withdrawal of cash held in trust account for public shareholder redemptions	25,302,079	-
Net cash generated by (used in) investing activities	23,951,977	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	450,000	-
Proceeds from third parties	900,102	-
Withdrawal of cash held in trust account for public shareholder redemptions	(25,302,079)	-
Repayment of promissory note payable - related party	-	(337,584)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	56,493,744
Proceeds from ordinary shares issued in private placement	-	2,408,480
Payment of deferred offering costs	-	(229,700)
Net cash (used in) generated by financing activities	(23,951,977)	58,334,940

Net change in cash	(6,988)	(8,372)
Cash at beginning of the period	8,846	17,221
Cash at end of the period	$1,858	$8,849

Supplemental Disclosure of Non-cash Activities
Representative shares issued and charged to offering costs	$-	$2,112,600
Initial classification of ordinary shares subject to possible redemption	$-	$5,387,388
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$306,005
Accretion and subsequent measurement of ordinary shares subject to redemption value	$(1,521,268)	$(3,997,432)

The accompanying notes are an integral part of these unaudited condensed financial statements.

UY SCUTI ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2026, the Company had not commenced any operations. All activities through September 30, 2026 are related to the Company’s formation and the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination, entering into the Merger Agreement (as defined below) with Isdera Group Limited, and taking actions in connection with the business combination contemplated by the Merger Agreement. The Company generated non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected March 31 as its fiscal year end.

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

Business Combination Agreement

On July 18, 2025, the Company entered into an Agreement and Plan of Merger (the "Original Merger Agreement") with Isdera Group Limited, a Cayman Islands company (“Isdera Group”), a company that shall become the parent company of Xinghui Automotive Technology (Hainan) Co., Ltd, a company in the business of designing automobiles in the People’s Republic of China (“Xinghui Automotive Technology”), and Xinghui Automotive Technology’s principal shareholders for a business combination. The aggregate consideration to be paid to Isdera Group shareholders upon consummation of the transactions contemplated by the Original Merger Agreement is such number of newly issued Purchaser Ordinary Shares determined by dividing the net value of Isdera Group, which was agreed to be $1,000,000,000, by $10.00 per share. The Merger Agreement contemplated that (i) the Company would cause the incorporation of a Cayman Islands exempted company (such company to be the “Purchaser”) and (ii) Purchaser, upon incorporation, would form another Cayman Islands exempted company as a direct wholly-owned subsidiary of Purchaser (the “Merger Sub”). The parties contemplated that both the Purchaser and Merger Sub would become parties to the Merger Agreement by executing a joinder agreement. On September 22, 2026, the Company, Isdera Group, Purchaser, Merger Sub, and certain other necessary parties to the Original Merger Agreement entered into the Joinder Agreement that resulted in each of Purchaser and Merger Sub becoming parties to the Original Merger Agreement. Thereafter, on September 22, 2026, the Company, Isdera Group, Purchaser, Merger Sub and certain other parties to the Original Merger Agreement entered into the First Amendment to the Merger Agreement (the “First Amendment” and together with the Original Merger Agreement, the “Merger Agreement”). Pursuant to the First Amendment, the parties agreed to adjust the definition of Company Net Value as provided for in the Original Merger Agreement from $1,000,000,000 to $920,000,000 and to make a number of additional corresponding revisions to the Original Merger Agreement and its schedules to reflect the agreement among the parties to adjust the valuation of Isdera Group to $920,000,000.

Extraordinary General Meeting of Shareholders

On March 31, 2026, the Company held an extraordinary general meeting of its shareholders (the “Extraordinary General Meeting”) and approved a proposal to extend the time available for the Company to consummate its initial Business Combination. Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and amendment to the Investment Management Trust Agreement dated March 31, 2025 between the Company and Continental Stock Transfer & Company (the “Trust Agreement”) approved at the Extraordinary General Meeting, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees must deposit an aggregate of $450,000 on or prior to the date of the applicable deadline, for each three-month extension.

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

Extension Payments

Effective as of March 31, 2026, Sun Peisha, an individual and the designee of the Sponsor, loaned the Company the aggregate amount of $450,000, which sum was deposited into the Trust Account in order to extend the time that the Company has to consummate a business combination for the first three-month extension period. On April 25, 2026, the Company issued a note to the lender to evidence the loan (the “Extension Note I”). The Extension Note I bears no interest and provides that it shall repay the outstanding principal on the date on which it consummates the business combination. On such maturity date, the entire outstanding principal balance of the Extension Note I shall be converted into units of its securities at a conversion price of $10.00 per unit, with each unit consisting of one ordinary share and one right to receive one-fifth of one ordinary share.

On June 30, 2026, Isdera HK Limited (Isdera HK), an affiliate of Isdera Group, loaned the Company the aggregate amount of $450,000, which sum was deposited into the Trust Account in order to extend the time that the Company has to consummate a business combination for the second three-month extension period.

On September 30, 2026, Isdera HK Limited loaned the Company the aggregate amount of $450,000, which sum was deposited into the Trust Account in order to extend the time that the Company has to consummate a business combination for the three months to January 1, 2027.

As of September 30, 2026, an aggregate of $1,350,000 was deposited into the trust account of the Company for the benefit of its public shareholders in connection with a previously approved extension of the period the Company has to consummate its initial business combination.

Going concern consideration

The Company had a working capital deficit of $2,302,370, shareholders’ deficit of $2,302,370 and an accumulated deficit of $3,277,799 as of September 30, 2026. The Company had negative cash flow from operating activities of $6,988 for the six months ended September 30, 2026. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the date the financial statements are issued.

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

In order to fund working capital deficiencies and finance transaction costs in connection with a Business Combination, on September 12, 2025, the Company issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to Sponsor. The Promissory Note II bears no interest and was initially repayable by the Company to the Sponsor in full on the earlier of: (i) March 31, 2026 or (ii) the date of consummation of the Business Combination (the “Maturity Date”). Effective as of March 31, 2026, the Company and Sponsor agreed to amend and restate the Promissory Note II to extend the maturity date thereof to be the earlier of: (i) March 31, 2027 or (ii) the date on which we consummate a business combination. The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of September 30, 2026, the principal amount due and owing under the Promissory Note II was $482,253.

On October 22, 2026, the Company issued a promissory note to Xinghui Automotive Technology in the principal amount of up to $200,000 (the “Xinghui Note”), pursuant to which the Company may borrow funds in one or more installments, up to an aggregate principal amount of $200,000, to finance transaction costs reasonably related to the Company’s proposed business combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash and cash equivalents of $1,858 and $8,846 as of September 30, 2026 and March 31, 2026, respectively.

Cash Held in Trust Account

As of September 30, 2026 and March 31, 2026, the Company had $36,351,195 and $60,147,604, respectively, in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, in Hong Kong, which, at times, may exceed the Deposit Protection Scheme (the “DPS”) HK$500,000 (approximately $64,000). As of September 30, 2026 and March 31, 2026, the Company has cash and cash equivalents of $1,858 and $8,846, respectively, deposited at a financial institution in Hong Kong, which the Company’s management believes is of a high credit quality. Such Deposit Insurance Regulations would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are higher than the coverage limit. No balances were in excess of the insured amounts as of September 30, 2026.

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

For the three and six months ended September 30, 2026, the Company recorded subsequent remeasurement of ordinary shares subject to possible redemption of $302,729 and $1,071,239, respectively.

As of September 30, 2026, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(5,387,388)
Offering costs allocated to redeemable shares	(306,005)
Plus:
Accretion of carrying value to redemption value	6,127,795
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account and additional funding for business combination extension)	2,197,604
Ordinary shares subject to possible redemption as of March 31, 2026	$60,132,006
Less:
Public shareholder redemptions	(25,302,079)
Plus:
Accretion of carrying value to redemption value	15,598
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account and additional funding for business combination extension)	1,505,670
Ordinary shares subject to possible redemption as of September 30, 2026 (Unaudited)	$36,351,195

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and six months ended September 30, 2026 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income and loss is based on the following:

	For the Three Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Net income	$90,535	$151,992
Less: Subsequent measurement and accretion of redeemable ordinary shares to redemption value	(752,758)	(2,027,051)
Net loss including accretion of redeemable ordinary shares to redemption value	$(662,223)	$(1,875,059)

	For the Six Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Net income	$255,400	$484,070
Less: Subsequent measurement and accretion of redeemable ordinary shares to redemption value	(1,521,268)	(3,997,432)
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,265,868)	$(3,513,362)

	For the Three Months Ended September 30,
	2026		2025
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(420,174)	$(242,049)	$(1,407,822)	$(467,237)
Accretion of redeemable ordinary shares to redemption value	752,758	-	2,027,051	-
Allocation of net income (loss)	$332,584	$(242,049)	$619,229	$(467,237)

Denominators:
Weighted-average ordinary shares outstanding	3,312,712	1,908,348	5,750,000	1,908,348

Basic and diluted earnings (loss) per share	$0.10	$(0.13)	$0.11	$(0.24)

	For the Six Months Ended September 30,
	2026		2025
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(810,194)	$(455,674)	$(2,635,132)	$(878,230)
Accretion of redeemable ordinary shares to redemption value	1,521,268	-	3,997,432	-
Allocation of net income (loss)	$711,074	$(455,674)	$1,362,300	$(878,230)

Denominators:
Weighted-average ordinary shares outstanding	3,393,062	1,908,348	5,720,963	1,906,669

Basic and diluted earnings (loss) per share	$0.21	$(0.24)	$0.24	$(0.46)

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The carrying amounts reported in the balance sheet for cash and cash equivalents, Cash held in Trust Account, accrued expenses, due to third parties, Promissory Note- related parties and due to a related party each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$36,351,195	$36,351,195	$-	$-

	March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$60,147,604	$60,147,604	$-	$-

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to provide greater disaggregation of expenses, including inventory purchases, employee compensation, depreciation, amortization, and depletion, and to disclose the total amount and annual definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, which clarifies that all public business entities are required to apply ASU 2024-03 for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance should be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies whether certain settlements of convertible debt instruments should be accounted for as induced conversions. ASU 2024-04 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted, and the amendments should be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2024-04 on its financial statements.

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

On September 12, 2025, the Company issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to Sponsor. The Promissory Note II bears no interest and was initially repayable by the Company to the Sponsor in full on the earlier of: (i) March 31, 2026 or (ii) the date of consummation of the Business Combination (the “Maturity Date”). Effective as of March 31, 2026, the Company and Sponsor agreed to amend and restate the Promissory Note II to extend the Maturity Date to be the earlier of: (i) March 31, 2027 or (ii) the date on which we consummate a business combination. The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note II into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of September 30, 2026 and March 31, 2026, the principal amount due and owing under the Promissory Note II was $482,253 and $313,401, respectively.

Extension Note I

Effective as of March 31, 2026, Sun Peisha, an individual and the designee of the Sponsor, loaned the Company the aggregate amount of $450,000, which sum was deposited into the Trust Account in order to extend the time that the Company has to consummate a business combination for the first three-month extension period. On April 25, 2026, the Company issued a note to the lender to evidence the loan (the “Extension Note I”). The Extension Note I bears no interest and provides that it shall repay the outstanding principal on the date on which it consummates the business combination. On such maturity date, the entire outstanding principal balance of the Extension Note I shall be converted into units of its securities at a conversion price of $10.00 per unit, with each unit consisting of one ordinary share and one right to receive one-fifth of one ordinary share.

As of September 30, 2026 and March 31, 2026, the Company had outstanding borrowings under Extension Note I of $450,000 and $450,000, respectively.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three and six months ended September 30, 2026, the Company has accrued $30,000 and $60,000 for the administrative support services provided by the Sponsor.

For the three and six months ended September 30, 2025, the Company has accrued $30,000 and $60,000, respectively, for the administrative support services provided by the Sponsor.

As of September 30, 2026 and March 31, 2026, the balance of amount due to the Sponsor for administrative support services were $180,000 and $120,000, respectively.

Due to a related party

As of September 30, 2026 and March 31, 2026, the Company had a balance of $75,047 and nil, respectively, due to a related party, the sponsor, to cover the Company’s formation and operating costs.

Note 6 — DUE TO THIRD PARTIES

As of September 30, 2026 and March 31, 2026, the Company had a balance due of $900,102 and nil, respectively, to Isdera HK, an affiliate of Isdera Group. The balance was due on demand, non-interest bearing and unsecured. In connection with the loans from Isdera HK, on October 22, 2026, the Company issued an unsecured promissory note in the principal amount of $900,000 to Isdera HK to evidence these loans.

As of September 30, 2026 and March 31, 2026, the Company had a balance of $128,253 and nil, respectively, to Xinghui Automotive Technology (Hainan) Co., Ltd., an affiliate of Isdera Group. The balance was due on demand, non-interest bearing and unsecured. On October 22, 2026, the Company issued a promissory note to Xinghui Automotive Technology in the principal amount of up to $200,000 (the “Xinghui Note”), pursuant to which the Company may borrow funds in one or more installments, up to an aggregate principal amount of $200,000, to finance transaction costs reasonably related to the Company’s proposed business combination.

The Isdera HK Note and Xinghui Note are both unsecured, bear no interest and mature upon closing of the Business Combination. Upon maturity, the outstanding principal balances under each note may be converted into units of the Company’s securities at a conversion price of $10.00 per unit, with each unit consisting of one ordinary share of the Company and one right to receive one-fifth of one ordinary share of the Company. However, if the holder of the Isdera HK Note or the Xinghui Note is or would become a subsidiary of Purchaser upon the closing of the Company’s initial business combination, the right of such holder to convert the outstanding principal amount of such note shall terminate.

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

The underwriters were entitled to a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $875,000 (or $1,006,250 if the over-allotment option was exercised in full). Additionally, the Company issued the underwriter 4% of the gross proceeds of the IPO as underwriting discounts and commissions in the form of Representative Shares at a price of $10.00 per ordinary share, which equalled 200,000 shares (or 230,000 shares if the underwriter’s overallotment option was exercised in full) upon the consummation of the IPO.

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

Note 8 — SHAREHOLDERS’ EQUITY

Preference Share

The Company is authorized to issue 10,000,000 shares of preference share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and March 31, 2026, there were no preference shares issued or outstanding.

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

As of September 30, 2026 and March 31, 2026, excluding shares subject to redemption, there were 1,908,348 ordinary shares issued and outstanding, including ordinary shares underlying Units that have not been separated as of such date.

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

Note 9 — SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
Cash and cash equivalents	$1,858	$8,846
Cash held in Trust Account	$36,351,195	$60,147,604

	For the Three Months Ended September 30
	2026	2025
	(Unaudited)	(Unaudited)
Operating expenses	$212,194	$440,012
Interest earned on cash held in Trust Account	$302,729	$592,004

	For the Six Months Ended September 30
	2026	2025
	(Unaudited)	(Unaudited)
Operating expenses	$350,169	$674,465
Interest earned on cash held in Trust Account	$605,569	$1,158,535

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

Note 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based on the review, management identified the following subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Extension Payments and Working Capital Loan

In October 2026, the Company issued a promissory note payable to Isdera HK Limited in the aggregate principal amount of $900,000 to evidence the extension loans provided by Isdera HK Limited as of June 30, 2026 and September 30, 2026. In addition, in October 2026, the Company issued a separate note payable to Xinghui Automotive Technology (Hainan) Co., Ltd. in the aggregate principal amount of up to $200,000 to evidence a working capital loan.

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

For the three months ended September 30, 2026, we had a net income of $90,535, which consists of interest earned on cash held in the Trust Account of $302,729, offset by operating costs of $212,194.

For the six months ended September 30, 2026, we had net income of $255,400, which consisted of interest earned on cash held in the Trust Account of $605,569, partially offset by formation and operating costs of $350,169.

For the three months ended September 30, 2025, we had net income of $151,992, which consisted of interest earned on cash held in the Trust Account of $592,004, partially offset by formation and operating costs of $440,012.

For the six months ended September 30, 2025, we had net income of $484,070, which consisted of interest earned on cash held in the Trust Account of $1,158,535, partially offset by formation and operating costs of $674,465.

Recent Developments

Business Combination Agreement

On July 18, 2025, we entered into the Merger Agreement (“Original Merger Agreement”) with Isdera Group Limited, a Cayman Islands company (“Isdera Group”), a company that shall become the parent company of Xinghui Automotive Technology (Hainan) Co., Ltd, which is in the business of designing automobiles in the People’s Republic of China (“Xinghui Technology”), and Xinghui Technology’s Principal Shareholders for a business combination. The Original Merger Agreement contemplated that (i) UYSC shall cause the incorporation of a Cayman Islands exempted company (such company to be the “Purchaser”) and (ii) the Purchaser, upon incorporation, shall form another company in the Cayman Islands as an exempted company and a wholly-owned subsidiary of Purchaser (the “Merger Sub”) for the purposes of consummating the business combination transactions described in the Original Merger Agreement. The parties contemplated that both the Purchaser and Merger Sub would become parties to the Original Merger Agreement by executing a joinder agreement. Pursuant to the Original Merger Agreement, as amended, we will merge with and into the Purchaser, resulting in its shareholders becoming shareholders of the Purchaser and concurrently therewith, Merger Sub will merge with and into Isdera Group, with Isdera Group surviving the merger and resulting in the Purchaser acquiring 100% of the issued and outstanding equity securities of Isdera Group (the “Acquisition Merger”). Pursuant to the Original Merger Agreement, the aggregate consideration to be paid to Isdera Group Shareholders for the Acquisition Merger is such number of newly issued PubCo Ordinary Shares determined by dividing the net value of Isdera Group, which was agreed to be $1,000,000,000, by $10.00 per share. Concurrently with the execution of the Original Merger Agreement, a principal shareholder of Isdera Group entered into a support agreement with UYSC, pursuant to which such shareholder of Isdera Group agreed not to transfer its shares of Isdera Group and to vote in favor of the Business Combination, subject to the terms of such shareholder support agreement.

On September 22, 2026, the Company, Isdera Group, Purchaser, Merger Sub, and certain other necessary parties to the Original Merger Agreement entered into the Joinder Agreement that resulted in each of Purchaser and Merger Sub becoming parties to the Original Merger Agreement. Thereafter, on September 22, 2026, UYSC, Isdera Group, PubCo, Merger Sub and certain other parties to the Original Merger Agreement entered into the First Amendment to the Merger Agreement (the “First Amendment” and together with the Original Merger Agreement, the “Merger Agreement”). Pursuant to the First Amendment, the parties agreed to adjust the definition of Company Net Value as provided for in the Original Merger Agreement from $1,000,000,000 to $920,000,000 and to make a number of additional corresponding revisions to the Original Merger Agreement and its schedules to reflect the agreement among the parties to adjust the valuation of Isdera Group to $920,000,000.

Sponsor Loan

On September 12, 2025, we issued a new promissory note in the principal amount of up to $1,000,000 to Sponsor (the “Promissory Note II”). The Promissory Note II bears no interest and initially provided that we shall repay the principal balance on the earlier of: (i) March 31, 2026 or (ii) the date on which we consummate a business combination. The principal balance may be prepaid at any time. Once an amount is drawn down under the Note, it shall not be available for future drawdown requests even if prepaid. The Promissory Note II was subject to customary events of default, the occurrence of certain of which entitles the Sponsor to declare, by written notice, the unpaid principal balance thereon and all other sums payable with regard to the Promissory Note II becoming due and payable within five (5) business days. Further, at any time on or prior to the maturity date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note II into units of our securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. The terms of the units are identical to the private placement units sold by us simultaneously with the closing of its initial public offering. Effective as of March 31, 2026, the Company and Sponsor agreed to amend and restate the Promissory Note II to extend the maturity date thereof to be the earlier of: (i) March 31, 2027 or (ii) the date on which we consummate a business combination.

2026 Extraordinary General Meeting

On March 31, 2026, we held the Extraordinary General Meeting. At the Extraordinary General Meeting, holders of our Ordinary Shares approved certain amendments to our Second Amended and Restated Memorandum and Articles of Association (the “Charter Amendment Proposal”) and an amendment to our Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Trust Amendment Proposal”). In accordance with the Charter Amendment Proposal, we received the approval of our shareholders to amend our Amended and Restated Memorandum and Articles of Association to (i) extend the date by which we must complete a business combination up to four times from April 1, 2026 to April 1, 2027, with each extension comprised of a three-month extension period, provided that the Sponsor or its designees cause to be deposited into the Trust Account the amount provided for in the Trust Agreement and (ii) provide that we will not withdraw any amounts out of the interest from the Trust Account to pay dissolution expenses.

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

Extension and Working Capital Loans

Effective as of March 31, 2026, Sun Peisha, an individual and the designee of the Sponsor, loaned us the aggregate amount of $450,000, which sum was deposited into the Trust Account in order to extend the time that we have to consummate a Business Combination for the first three-month extension period. On April 25, 2026, we issued the Extension Note I to the lender to evidence the loan. The Extension Note I bears no interest and provides that we shall repay the outstanding principal on the date on which we consummate a business combination. On such maturity date, the entire outstanding principal balance of the Extension Note I shall be converted into units of our securities at a conversion price of $10.00 per unit, with each unit consisting of one Ordinary Share and one right to receive one-fifth of one Ordinary Share.

On June 30, 2026, we caused an additional amount of $450,000 to be deposited into the Trust Account in order to further extend the time that we have to consummate our initial business combination to October 1, 2026. The second extension payment was loaned to us by Isdera HK Limited, an affiliate of Isdera Group.

On September 30, 2026, we caused an additional amount of $450,000 to be deposited into the Trust Account in order to further extend the time that we have to consummate our initial business combination to January 1, 2027. The extension payment was loaned to us by Isdera HK Limited, an affiliate of Isdera Group. In connection with the foregoing loans from Isdera HK, on October 22, 2026, the Company issued an unsecured promissory note in the principal amount of $900,000 to Isdera HK to evidence these loans (the “Isdera HK Note”).

On October 22, 2026, the Company issued a promissory note to Xinghui Automotive Technology in the principal amount of up to $200,000 (the “Xinghui Note”), pursuant to which the Company may borrow funds in one or more installments, up to an aggregate principal amount of $200,000, to finance transaction costs reasonably related to the Company’s proposed business combination. As of the date of issuance, the principal amount outstanding under the Xinghui Note was $135,154.

The Isdera HK Note and Xinghui Note are both unsecured, bear no interest and shall become due and payable on the date on which the Company consummates the business combination transaction contemplated by the Merger Agreement. Upon maturity, the outstanding principal balances of both the Isdera HK Note and Xinghui Note may be converted into units of the Company’s securities at a conversion price of $10.00 per unit, with each unit consisting of one ordinary share of the Company and one right to receive one-fifth of one ordinary share of the Company. However, pursuant to each of their respective terms, if the holder of the Isdera HK Note or the Xinghui Note is or would become a subsidiary of Purchaser upon the closing of the Company’s initial business combination, the right of such holder to convert the outstanding principal amount of such note shall terminate, and the outstanding principal amount thereof shall be settled or discharged at closing through (i) cash repayment or (ii) a legally effective intercompany set-off, or (iii) another intercompany settlement mechanism, as determined by the holder and the Company.

Liquidity and Capital Resources

As of September 30, 2026, we had $1,858 in cash and cash equivalents held outside of the Trust Account, a working capital deficit of $2,302,370 and a shareholders’ deficit of $2,302,370. As of March 31, 2026, we had $8,846 in cash and cash equivalents held outside of the Trust Account, a working capital deficit of $1,052,099 and a shareholders’ deficit of $1,036,501. For the six months ended September 30, 2026, we had a net income of $255,400, which consists of interest earned on cash held in the Trust Account of $605,569, offset by operating costs of $350,169. For the six months ended September 30, 2026, we had negative cash flow from operating activities of $6,988. For the fiscal year ended March 31, 2026, we had a negative cash flow from operating activities of $843,315.

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

Simultaneously with the closing of our IPO, including the full exercise of the Over-Allotment Option, we consummated the sale of 240,848 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $2,408,480, including the cancellation of $337,500 of indebtedness. Each Private Placement Unit consists of one ordinary share and one right to receive one-fifth (1/5th) of one ordinary share. The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act.

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

We have incurred and expect to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has considered the Company's working capital deficiency and the requirement to complete a Business Combination within the Combination Period. We cannot assure that our plans to consummate an initial business combination will be successful. In addition, if we are unable to complete a Business Combination within the Combination Period, our board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that our plans to consummate a Business Combination will be successful within the time period we have to complete our initial business combination. As a result, management has determined that this additional condition also raises substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going concern consideration

As of September 30, 2026, we had $1,858 in cash and cash equivalents held outside of the Trust Account, a working capital deficit of $2,302,370 and a shareholders’ deficit of $2,302,370. For the six months ended September 30, 2026, we had a net income of $255,400, which consists of interest earned on cash held in the Trust Account of $605,569, offset by operating costs of $350,169. For the six months ended September 30, 2026, we had negative cash flow from operating activities of $6,988.

Subsequent to the consummation of the IPO, our liquidity requirements have been satisfied through the net proceeds from the IPO, the Private Placement, loans from our Sponsor pursuant to the Promissory Note II, and loans from third parties as described above under the caption “Extension and Working Capital Loans”. We have incurred, and expect to continue to incur, significant professional fees and costs to maintain our status as a publicly traded company, as well as significant transaction costs in connection with pursuing the consummation of a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on September 12, 2025, we issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $1,000,000 to our Sponsor. The Promissory Note II bears no interest and after giving effect to the amendment to the Promissory Note II, it is repayable by us to the Sponsor in full on the earlier of (i) March 31, 2027 or (ii) the date of consummation of a Business Combination (the “Maturity Date”). The principal balance may be prepaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note II into units of our securities at a conversion price of $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-fifth of one ordinary share. As of September 30, 2026, the principal amount due and owing under the Promissory Note II was $482,253.

Subsequently, on October 22, 2026, we issued the Xinghui Note to Xinghui Automotive Technology in the principal amount of up to $200,000, pursuant to which the Company may borrow funds in one or more installments, up to an aggregate principal amount of $200,000, to finance transaction costs reasonably related to the Company’s proposed business combination. As of the date of issuance, the principal amount outstanding under the Xinghui Note was $135,154. The Xinghui Note bears no interest and shall become due and payable on the date on which the Company consummates the business combination transaction contemplated by the Merger Agreement. As described above in greater detail, upon maturity, the outstanding principal balances of the Xinghui Note may be converted into units of the Company’s securities at a conversion price of $10.00 per unit, unless, however, the holder of the Xinghui Note is or would become a subsidiary of Purchaser upon the closing of the Company’s initial business combination.

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

The Company currently believes that it does not need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO, the proceeds held outside of the Trust Account, and as discussed above, amounts available to it under the Promissory Note II and the Xinghui Note for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit. Such units would be identical to the private placement units issued to our sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor, our officers and directors, or persons associated with our business combination target, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In addition, if we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $875,000 (or $1,006,250 including the full exercise of the over-allotment option). Additionally, the Company issued the underwriter 4% of the gross proceeds of the IPO as underwriting discounts and commissions in the form of Representative Shares at a price of $10.00 per ordinary share, which equalled 200,000 shares (or 230,000 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of the IPO.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements as of September 30, 2026 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

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

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income and loss include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and six months ended September 30, 2026 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $792,706. As of September 30, 2026, the Company had a working capital deficit of $2,302,370.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	First Amendment to Agreement and Plan of Merger, dated September 22, 2026 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 24, 2026).
2.2	Joinder Agreement, dated September 22, 2026 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 24, 2026).
10.1	Promissory Note, dated October 22, 2026, in favor of Isdera HK Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 23, 2026).
10.2	Promissory Note, dated October 22, 2026, in favor of Xinghui Automotive Technology (Hainan) Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 23, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.
†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UY SCUTI ACQUISITION CORP.

Date: November 13, 2026		/s/ Qunxue Yin
	Name:	Qunxue Yin
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026		/s/ Jiawen Zhao
	Name:	Jiawen Zhao
	Title:	Interim Chief Financial Officer (Principal Financial Officer)